Form 10-Q
period 2002-03-31
EMPIRE FINANCIAL HOLDING CO
filed 2002-05-15
CIK 1094320

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission file number 1-31292

                        EMPIRE FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                  Florida                                   56-3627212
       (State or Other Jurisdiction                     (I. R. S. Employer
     of Incorporation or Organization)                  Identification No.)

   1385 West State Road 434, Longwood, FL                      32750
  (Address of Principal Executive Offices)                  (Zip Code)

                                  407-774-1300
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

As of April 30, 2002, there were 5,000,000 shares of common stock, par value $.01 per share, outstanding.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements:                                           Page No.

        Consolidated Statement of Financial Condition, March 31, 2002
          and Pro Forma Consolidated Statement of Financial
          Condition, March 31, 2002 ...........................................3

        Consolidated Statements of Income, Three Months Ended
          March 31, 2002 and 2001 .............................................4

        Consolidated Statements of Cash Flows, Three Months Ended
          March 31, 2002 and 2001 .............................................5

        Selected Notes to Consolidated Financial Statements ...................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........11

                                     Part II

                                OTHER INFORMATION

Item 1. Legal Proceedings ....................................................12

Item 2. Changes in Securities and Use of Proceeds ............................12

Item 3. Defaults Upon Senior Securities ......................................12

Item 4. Submission of Matters to a Vote of Security Holders ..................12

Item 5. Other Information ....................................................12

Item 6. Exhibits and reports on Form 8-K .....................................12

        Signatures ...........................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           AND PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                             Pro Forma
                                                             March 31,
                                                               2002         March 31,
                                                            (unaudited)       2002        December 31,
                                                             (Note 2)      (unaudited)       2001
                                                            -----------    -----------    -----------
ASSETS
Cash and cash equivalents ..............................    $ 3,667,738    $ 3,667,738    $ 1,803,323
Cash and treasury bills segregated persuant
   to federal regulations ..............................        501,118        501,118        523,706
Receivables from customers .............................      7,375,169      7,375,169      8,774,765
Receivables from brokers and dealers and
   clearing organizations ..............................      3,930,729      3,930,729      3,776,626
Deposits at clearing organizations .....................        535,347        535,347        535,237
Furniture and equipment, net of accumulated
   depreciation of $109,586 and $90,752, respectively ..         92,631         92,631        111,466
Customer list ..........................................      1,651,777      1,651,777      1,811,777
Deferred tax asset .....................................        320,000              -              -
Other assets ...........................................        397,549        397,549        238,516
                                                            -----------    -----------    -----------

        Total assets ...................................    $18,472,058    $18,152,058    $17,575,416
                                                            ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Short-term borrowings from bank .....................    $   348,000    $   348,000    $ 1,032,000
   Accounts payable, accrued expenses and
     other liabilities .................................      4,125,223      4,125,223      2,731,576
   Payable to customers ................................      7,865,459      7,865,459      8,990,457
   Payable to brokers and dealers and clearing
     organizations .....................................        155,416        155,416        116,152
   Contract payable ....................................      1,786,178      1,786,178      1,735,155
   Distribution payable to shareholders ................      1,385,000              -              -
                                                            -----------    -----------    -----------

        Total liabilities ..............................     15,665,276     14,280,276     14,605,340
                                                            -----------    -----------    -----------

Shareholders' equity
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued and outstanding ...........              -              -              -
   Common stock, $.01 par value; 100,000,000 shares
     authorized: 4,000,000 shares issued and outstanding         40,000         40,000         40,000
   Additional paid-in capital ..........................      2,766,781        500,691        500,691
   Retained earnings ...................................              -      3,331,090      2,429,385
                                                            -----------    -----------    -----------

        Total shareholders' equity .....................      2,806,781      3,871,781      2,970,076
                                                            -----------    -----------    -----------

        Total liabilities and shareholders' equity .....    $18,472,057    $18,152,057    $17,575,416
                                                            ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                              March 31,
                                                         2002            2001
                                                      ----------      ----------
                                                             (unaudited)
Revenues:
   Order execution trading revenues, net .......      $1,227,901      $3,290,471
   Commissions and fees ........................       4,115,531       3,348,796
   Interest ....................................          93,246         180,050
   Other .......................................          13,912         113,528
                                                      ----------      ----------

                                                       5,450,590       6,932,845
                                                      ----------      ----------

Expenses:
   Employee compensation and benefits ..........       2,050,670       3,146,806
   Commissions and clearing costs ..............       1,527,486         430,679
   Order flow payments .........................         330,960         930,921
   Interest ....................................          20,332         210,039
   Communications and data processing ..........         125,074          76,855
   General and administrative ..................         490,310       1,051,394
   Advertising .................................           4,060         181,236
                                                      ----------      ----------

                                                       4,548,892       6,027,930
                                                      ----------      ----------

Net income .....................................      $  901,698      $  904,915
                                                      ==========      ==========

Earnings per share-basic and diluted ...........      $     0.23      $     0.23
                                                      ==========      ==========

Unaudited pro forma information (Note 2):
   Income before taxes .........................      $  901,698      $  904,915
   Provision for income taxes ..................         340,000         341,000
                                                      ----------      ----------

Net income .....................................      $  561,698      $  563,915
                                                      ==========      ==========

Pro forma earnings per share - basic and diluted      $     0.14      $     0.14
                                                      ==========      ==========

Weighted average shares outstanding ............       4,000,000       4,000,000
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2002            2001
                                                                    -----------     -----------
                                                                            (unaudited)
Operating activities:
   Net income ..................................................    $   901,698     $   904,915
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation ..............................................         18,835          21,631
     Amortization of customer list .............................        160,000               -
     Changes in assets and liabilities:
       Segregated cash and treasury bills ......................         22,588        (110,756)
       Receivables from customers ..............................      1,399,596       2,906,316
       Receivable from brokers and dealers and
         clearing organizations ................................       (154,103)        574,314
       Deposits at clearing organizations ......................           (110)        (48,188)
       Other assets ............................................       (159,033)         41,970
       Accounts payable, accrued expenses
         and other liabilities .................................      1,393,655        (574,929)
       Payable to customers ....................................     (1,124,998)     (1,395,297)
       Payable to brokers and dealers and clearing organizations         39,264        (298,869)
                                                                    -----------     -----------

       Net cash provided by operating activities ...............      2,497,392       2,021,107
                                                                    -----------     -----------

Investing activities:
   Purchases of furniture and equipment ........................              -         (35,433)
                                                                    -----------     -----------

       Net cash used in investing activities ...................              -         (35,433)
                                                                    -----------     -----------

Financing activities:
   Payment of short-term borrowings from bank ..................       (684,000)     (2,029,000)
   Increase in contract payable ................................         51,023               -
   Shareholder distributions ...................................              -        (296,928)
                                                                    -----------     -----------

       Net cash used in financing activities ...................       (632,977)     (2,325,928)
                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents ...........      1,864,415        (340,254)
Cash and cash equivalents at beginning of year .................      1,803,323       2,003,693
                                                                    -----------     -----------

Cash and cash equivalents at end of year .......................    $ 3,667,738     $ 1,663,439
                                                                    ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest ....................    $    20,332     $   210,039
                                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1.   BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from true estimates. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 appearing in the Company's Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission.

2.   PRO FORMA INFORMATION

The Company elected to be taxed as an S corporation, which provides for taxable income of the Company to be included in the income tax returns of the Company's shareholders and not the Company. However, the Company's election to be treated as an S corporation terminated on April 9, 2002, the effective date of the Company's initial public offering. The pro forma adjustments shown in the consolidated statements of income reflect provisions for income taxes computed based upon statutory tax rates as if the Company had been subject to federal and state taxation during the periods presented.

The Company's presentation of the unaudited pro forma consolidated statement of financial condition at March 31, 2002 reflects the effect on historical retained earnings of distributions to be made after March 31, 2002 to the shareholders of the Company prior to April 9, 2002 relating to their tax liability for the Company's taxable income prior to the termination of the Company's election to be taxed as an S corporation. The aggregate amount of the distributions for the period from January 1, 2001 through March 31, 2002 are estimated to be approximately $1,385,000.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
            CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

3.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:
                                              March 31,    December 31,
                                                2002          2001
                                                ----          ----

        Accounts payable ................    $  699,247    $  440,054
        Bank overdrafts .................       637,535       835,053
        Accrued payroll and payroll taxes       646,956       508,885
        Accrued rent ....................       344,897       276,312
        Other ...........................       273,481       171,272
        Deferred revenue ................     1,523,107       500,000
                                             ----------    ----------

                                             $4,125,223    $2,731,576
                                             ==========    ==========

4.   NET CAPITAL AND RESERVE REQUIREMENTS

Advantage Trading Group, Inc. and Empire Financial Group, Inc., the broker dealer subsidiaries of the Company, are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members. This rule requires that aggregate indebtedness not exceed 15 times net capital. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. The alternative net capital requirement has been utilized by Advantage Trading Group, Inc.

Net capital positions of the Company's broker dealer subsidiaries were as follows at March 31, 2002:

        Advantage Trading Group, Inc.:

           Net capital as a percentage of
             aggregate debit items ..............           21%

           Net capital ..........................    $2,063,699
           Required net capital .................    $  250,000

        Empire Financial Group, Inc.:

           Ratio of aggregate indebtedness to net
           capital ..............................     2.44 to 1

           Net capital ..........................    $  943,249
           Required net capital .................    $  250,000

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
            CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

4.   NET CAPITAL AND RESERVE REQUIREMENTS (continued)

Advantage Trading Group, Inc. is also subject to Rule 15c3-3 (the "Rule") under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At March 31, 2002, Advantage Trading Group, Inc. was not required to maintain a reserve requirement.

5.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates in two business segments, financial brokerage services and order execution services. Financial brokerage services (including the sale of equities, mutual funds, fixed income products and investment advisory services) are provided directly to retail and institutional customers through Internet and telephone trading. Order execution services involve acting as principal in securities transactions for approximately 100 broker dealers. Order execution services also includes clearing securities transactions for the Company's account and unaffiliated broker dealers. The expenses of Empire Financial Holding Company and its identifiable assets are set forth in the segment information below as corporate.

Information concerning operations in these segments of business was as follows:

                                                     March 31,
                                               2002            2001
                                               ----            ----
        Revenue:
           Order execution services ...    $  1,227,901     $  3,644,708
           Financial brokerage services       4,786,277        3,387,782
           Eliminations ...............        (563,588)         (99,645)
                                           ------------     ------------

                                           $  5,450,590     $  6,932,845
                                           ============     ============

        Net income:
           Order execution services ...    $     97,527     $    814,904
           Financial brokerage services         964,171           90,011
           Corporate ..................        (160,000)               -
                                           ------------     ------------

                                           $    901,698     $    904,915
                                           ============     ============

        Identifiable assets:
           Order execution services ...    $ 12,808,515     $ 13,217,272
           Financial brokerage services       4,423,251        2,145,288
           Corporate ..................       1,996,674                -
           Eliminations ...............      (1,076,382)        (500,911)
                                           ------------     ------------

                                           $ 18,152,058     $ 14,861,749
                                           ============     ============

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
            CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

All of the Company's business and long-lived assets are located in the United States. Eliminations represent revenues and receivables from intercompany transactions resulting from clearing activities between Empire Financial Group, Inc. and Advantage Trading Group, Inc.

6.   SUBSEQUENT EVENT

On April 9, 2002, the Company completed an initial public offering of 1,000,000 shares of its common stock. The offering price was $6.00 per share and proceeds to the Company were approximately $5,380,000 net of underwriting commissions and other fees and expenses of approximately $620,000.

During April 2002, the Company paid its contract payable to Centennial Capital Management, Inc. of approximately $1,786,000 from proceeds of its public offering.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in the Company's Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission.

The terms "we" and "us" as used in this report refer to Empire Financial Holding Company and its operating subsidiaries.

Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2001, found in our Prospectus dated April 9, 2002. As of January 1, 2002, we have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). As of March 31, 2002, no impairment charges had been booked under SFAS 142. SFAS No. 144 requires us to test long-lived assets by comparing their carrying value against their undiscounted cash flows and to recognized impairment if the carrying value is greater than the undiscounted cash flows. No impairment charges were recognized at March 31, 2002 under SFAS 144.

Results of Operations:

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Total revenues for the three months ended March 31, 2002 were $5,450,590, a decrease of $1,482,255, or 21%, over the same period in 2001. This decrease was primarily due to the reasons described below.

Order execution trading revenues for the three months ended March 31, 2002 were $1,227,901, a decrease of $2,062,570, or 63%, over the same period in 2001 due to an approximate 34% decrease in the number of order execution transactions and a decrease of approximately 35% in the profitability per order execution transaction primarily as a result of decimalization.

Commission and fee revenues for the three months ended March 31, 2002 were $4,115,531, an increase of $766,735 or 23%, over the same period in 2001 due to revenues from independent registered representative beginning in August 2001 processing securities transactions through us in connection with the Centennial Capital Management, Inc. transaction, as well as revenues generated by Empire Investment Advisors, Inc.

Interest revenues for the three months ended March 31, 2002 were $93,246, a decrease of $86,804, or 48%, over the same period in 2001, primarily due to a decrease in the average interest rates charged to customers and also a decrease in retail customers' margin debit account balances. The average month end customer margin debit balance for the three months ended March 31, 2002 was $7,645,030 compared to $9,376,553 for the three months ended March 31, 2001, a decrease of $1,731,523 or 19%.

Total expenses for the three months ended March 31, 2002 were $4,548,892 a decrease of $1,479,038, or 25%, over the same period in 2001, primarily due to the reasons described below.

Employee compensation and benefit costs for the three months ended March 31, 2002 were $2,050,670, a decrease of $1,096,136 or 35%, over the same period in 2001. This decrease was primarily due to a reduction in employees that reflected lower trading volumes and resulted in reduced commissions, bonuses and other personnel costs. At March 31, 2002, we employed 61 people as compared to 88 people at March 31, 2001, a decrease of 31%.

Commissions and clearing costs for the three months ended March 31, 2002 were $1,527,486, an increase of $1,096,807, or 255%, over the same period in 2001. This increase was primarily attributable to commissions paid to independent registered representatives beginning in August 2001 processing securities transactions through us in connection with the Centennial Capital Management, Inc. transaction.

Order flow payment expense for the three months ended March 31, 2002 was $330,960, a decrease of $599,961, or 64% over the same period in 2001, due to a reduction in the number of trade transactions that required order flow payments as well as a decrease in the order flow payment amount paid per transaction.

Interest expense for the three months ended March 31, 2002 was $20,332, a decrease of $189,707, or 90%, over the same period in 2001, due to a reduction in loans required to fund the margin debit balances as well as a decrease in the interest on average loan balances. The average month end loan balance for the three months ended March 31, 2002 was $515,333 compared to $1,014,667 for the three months ended March 31, 2001, a decrease of $499,334 or 49%.

Communications and data processing expense for the three months ended March 31, 2002 was $125,074 an increase of $48,219, or 63%, over the same period in 2001, due to increased activity through the Internet, web sites established for our subsidiary companies and upgrades in computers and other hardware devices.

General and administrative expenses for the three months ended March 31, 2002 were $490,310, a decrease of $561,084 or 53% from the same period in 2001, due to a significant drop in professional fees, recruiting and office expenses.

Advertising expenses for the three months ended March 31, 2002 were $4,060, a decrease of $177,176, or 98%, over the same period in 2001.

Liquidity and Capital Resources:

Our broker dealer subsidiaries have assets which are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Total assets at March 30, 2002 were $18,152,058, which consisted of approximately $16,000,000 in liquid assets.

Our broker dealer subsidiaries are subject to the net capital requirements of the Securities Exchange Commission, the National Association of Securities Dealers, Inc. and other regulatory authorities. At March 31, 2002, our broker dealer subsidiaries regulatory net capital for the combined subsidiaries was $3,006,948 with a minimum combined net capital requirement of $500,000. Combined excess net capital was $2,506,948.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary.

As a fundamental part of our brokerage business, we hold short-term interest earning assets primarily in short-term fixed-rate U.S. Treasury Bills. We earn a net interest spread on the difference between amounts earned on margin loans made to clients and amounts paid on balances in client accounts. Since we establish the rate paid on client accounts, a substantial portion of our interest rate risk is under our direct management.

Our revenues and financial instruments are denominated in U.S. dollars, and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of March 31, 2002, the Company's broker dealer subsidiaries held an inventory short position of approximately $125,985. We may be obligated to purchase securities at a future date and may incur a loss if the market value of the short securities increases subsequent to the date of sale.

                                     Part II

                                OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of business, the Company is and may become a party to legal or regulatory proceedings or arbitrations. The Company is not currently involved in any legal or regulatory proceedings or arbitrations, the outcome of which is expected to have a material adverse impact on our business.

Item 2. Changes in Securities and Use of Proceeds

     The Company's Registrations Statement on Form S-1, Registration No. 333-86365, was declared effective by the Securities and Exchange Commission on April 9, 2002. The offer and sale of all of the 1,000,000 shares of common stock, $.01 par value per share, of the Company registered by such Registration Statement occurred on April 9, 2002. The underwriters of the offering were Keefe, Bruyette & Woods, Inc. and Empire Financial Group, Inc., a wholly-owned subsidiary of the Company.

     The aggregate price of the shares offered and sold pursuant to the Registration Statement was $6,000,000. The total expenses incurred by the Company relating to the offering are reasonably estimated to be $620,000, including underwriting commissions and other fees. Of this amount, approximately $230,000 involved payments to Empire Financial Group, Inc. and the balance involved payments to others. The net offering proceeds to the Company after deducting the total expenses incurred in the offering was $5,380,000.

     Since the offering occurred after March 31, 2002, none of the net offering proceeds were used by the Company prior to March 31, 2002, the last date of the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

               None

(b)  Reports on Form 8-K

               There were not any Current Reports on Form 8-K filed during the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 2002                      EMPIRE FINANCIAL HOLDING COMPANY

                                         /s/ Richard L. Goble
                                         -------------------------------
                                         Richard L. Goble
                                         Co-Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ Kevin M. Gagne
                                         -------------------------------
                                         Kevin M. Gagne
                                         Co-Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ George R. Cupples
                                         ---------------------------------
                                         George R. Cupples
                                         Chief Financial Officer
                                         (Principal Accounting Officer)