Form 10-Q
period 2002-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2002-08-14
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 2002

                         COMMISSION FILE NUMBER 1-31292


                        EMPIRE FINANCIAL HOLDING COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                    56-3627212
              -------                                    ----------
      (State of Incorporation                         (I. R. S. Employer
         or Organization)                             Identification No.)


        1385 West State Road 434, Longwood, FL                 32750
        --------------------------------------                 -----
       (Address of principal executive offices)              (Zip Code)


                                  407-774-1300
                                  ------------
              (Registrant's telephone number, including area code)


Securities registered under Section 12 (b) of the Exchange Act:

                                                    Name of each Exchange On
        Title of each class                             Which Registered
        -------------------                             ----------------

   Common stock, $0.01 par value                     American Stock Exchange

Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No ___

As of July 31, 2002, there were 4,802,800 shares of common stock outstanding, par value $0.01 per share.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:                                          Page No.

         Consolidated Statement of Financial Condition, June 30, 2002          3
            and December 31, 2001

         Consolidated Statements of Income, Three Months Ended
            June 30, 2002 and 2001                                             4

         Consolidated Statements of Income, Six Months Ended
            June 30, 2002 and 2001                                             5

         Consolidated Statements of Cash Flows, Six Months Ended
            June 30, 2002 and 2001                                             6

         Selected Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Second Quarter
             2002 Results                                                     10

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           15

         Officer Certification                                                16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        June 30,
                                                         2002       December 31,
                                                      (unaudited)       2001
ASSETS                                                ------------  ------------

Cash and cash equivalents ..........................  $  6,684,583   $ 1,803,323
Cash and treasury bills segregated persuant
  to federal regulations ...........................     1,206,917       523,706
Receivables from customers .........................     3,946,536     8,774,765
Receivables from brokers and dealers and
  clearing organizations ...........................     1,908,647     3,776,626
Deposits at clearing organizations .................       510,000       535,237
Fixed assets, net of accumulated
  depreciation of $121,827 .........................        80,391       111,466
Customer list, net of accumulated
  amortization of $591,438 .........................     1,553,804     1,811,777
Deferred tax asset .................................       400,000             -
Other assets .......................................       505,554       238,516
                                                      ------------   -----------

           Total assets ............................  $ 16,796,432   $17,575,416
                                                      ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Short-term borrowings from bank ..................  $    206,000   $ 1,032,000
  Accounts payable, accrued expenses and
    other liabilities ..............................     3,820,522     2,731,576
  Payable to customers .............................     5,361,839     8,990,457
  Payable to brokers and dealers and clearing
    organizations ..................................        92,759       116,152
  Contract payable .................................             -     1,735,155
  Due to related party shareholders ................       785,000             -
                                                      ------------   -----------

           Total liabilities .......................    10,266,120    14,605,340
                                                      ------------   -----------
Shareholders' equity
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued and outstanding ........             -             -
  Common stock, $.01 par value; 100,000,000 shares
    authorized: 5,000,000 shares issued and
    4,802,800 outstanding ..........................        50,000        40,000
  Additional paid-in capital .......................     7,590,248       500,691
  Retained earnings ................................         7,262     2,429,385
  Treasury stock, at cost ..........................    (1,117,198)            -
                                                      ------------   -----------

             Total shareholders' equity ............     6,530,312     2,970,076
                                                      ------------   -----------

          Total liabilities and shareholders' equity  $ 16,796,432   $17,575,416
                                                      ============   ===========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2002          2001
                                                      -----------   ------------
                                                             (unaudited)
Revenues:
   Order execution trading revenues, net .........    $1,082,442    $ 1,947,668
   Commissions and fees ..........................     3,198,055      1,863,691
   Interest ......................................       139,137        134,287
   Other .........................................       185,193        147,574
                                                      ----------    -----------

                                                       4,604,827      4,093,220
                                                      ----------    -----------

Expenses:
   Employee compensation and benefits ............     1,723,237      1,893,593
   Commissions and clearing costs ................     1,736,220        788,758
   Orderflow payments ............................       255,247        566,028
   Interest ......................................        13,493        164,309
   Communications and data processing ............       216,818        192,694
   General and administrative ....................       651,550        516,568
                                                      ----------    -----------

                                                       4,596,565      4,121,950
                                                      ----------    -----------

Income before income taxes .......................         8,262        (28,730)
Federal and state income taxes ...................         1,000              -
                                                      ----------    -----------

Net income .......................................    $    7,262    $   (28,730)
                                                      ==========    ===========

Earnings per share-basic and diluted .............    $        -    $         -
                                                      ==========    ===========

Unaudited pro forma information (Note 3):
   Income before taxes ...........................    $        -    $   (28,730)
   Benefit from income taxes .....................             -         11,000
                                                      ----------    -----------

Net income .......................................    $        -    $   (17,730)
                                                      ==========    ===========

Pro forma earnings per share - basic and diluted .    $        -    $         -
                                                      ==========    ===========

Weighted average shares outstanding ..............     4,740,112      4,000,000
                                                      ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2002          2001
                                                      -----------    -----------
                                                              (unaudited)
Revenues:
   Order execution trading revenues, net .........    $ 2,310,343    $ 5,238,139
   Commissions and fees ..........................      7,271,085      5,223,790
   Interest ......................................        274,684        314,337
   Other .........................................        199,305        261,102
                                                      -----------    -----------

                                                       10,055,417     11,037,368
                                                      -----------    -----------

Expenses:
   Employee compensation and benefits ............      3,760,907      5,040,399
   Commissions and clearing costs ................      3,260,762      1,219,437
   Orderflow payments ............................        586,208      1,496,949
   Interest ......................................         35,997        374,348
   Communications and data processing ............        365,348        269,549
   General and administrative ....................      1,136,236      1,567,962
                                                      -----------    -----------

                                                        9,145,458      9,968,644
                                                      -----------    -----------

Income before income taxes .......................        909,959      1,068,724
Federal and state income taxes ...................          1,000              -
                                                      -----------    -----------

Net income .......................................    $   908,959    $ 1,068,724
                                                      ===========    ===========

Earnings per share-basic and diluted .............    $      0.21    $      0.27
                                                      ===========    ===========

Unaudited pro forma information (Note 3):
   Income before taxes ...........................    $   909,959    $ 1,068,724
   Provisions for income taxes ...................        341,000        432,000
                                                      -----------    -----------

Net income .......................................    $   568,959    $   636,724
                                                      ===========    ===========

Pro forma earnings per share - basic and diluted .    $      0.13    $      0.16
                                                      ===========    ===========

Weighted average shares outstanding ..............      4,372,101      4,000,000
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
                                                             (unaudited)
Operating activities:
   Net income ......................................  $   908,959   $   904,915
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...................................       31,075        21,631
    Amortization of customer list ..................      325,000             -
    Changes in assets and liabilities:
      Segregated cash and treasury bills ...........     (683,211)     (110,756)
      Receivables from customers ...................    4,828,229     2,906,316
      Receivable from brokers and dealers and
       clearing organizations ......................    1,867,979       574,314
      Deposits at clearing organizations ...........       25,237       (48,188)
      Deferred tax asset ...........................     (400,000)            -
      Other assets .................................     (267,038)       41,970
      Accounts payable, accrued expenses
       and other liabilities .......................    1,088,946      (574,929)
      Payable to customers .........................   (3,628,618)   (1,395,297)
      Payable to brokers and dealers
       and clearing organizations ..................      (23,393)     (298,869)
                                                      -----------   -----------

      Net cash provided by operating activities ....    4,073,165     2,021,107
                                                      -----------   -----------
Investing activities:
   Purchases of furniture and equipment ............            -       (35,433)
   Purchase of assets ..............................      (16,004)            -
                                                      -----------   -----------

      Net cash used in investing activities ........      (16,004)      (35,433)
                                                      -----------   -----------

Financing activities:
   Proceeds from sale of common stock ..............    5,153,479             -
   Purchase of treasury stock ......................   (1,117,198)            -
   Payment of short-term borrowings from bank ......     (826,000)   (2,029,000)
   Payment on contract payable .....................   (1,786,182)            -
   Shareholder distributions .......................     (600,000)     (296,928)
                                                      -----------   -----------

Net cash provided by (used in) financing activities       824,099    (2,325,928)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents    4,881,260      (340,254)
Cash and cash equivalents at beginning of year .....    1,803,323     2,003,693
                                                      -----------   -----------

Cash and cash equivalents at end of the period .....  $ 6,684,583   $ 1,663,439
                                                      ===========   ===========

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest .......  $    35,997   $   374,348
                                                      ===========   ===========
    Cash paid for during the period for income taxes  $         -   $         -
                                                      ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

The shareholders who owned the Company prior to the public offering deferred payment of $785,000 due them for taxes they are responsible for while the Company and its subsidiaries were S corporations.

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited interim financial statements - The accompanying unaudited consolidated financial statements include the accounts of the Empire Financial Holding Company (the "Company"), Empire Financial Group, Inc. ("Empire Group"), Advantage Trading Group, Inc. ("Advantage") and Empire Investment Advisors, Inc. ("Advisors") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from true estimates. The results of operations for the three and six month periods ending June 30, 2002, are not necessarily indicative of the results to be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2001, in its S-1 registration.

2.   EARNINGS PER SHARE

Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and dilutive earnings per share were the same at June 30, 2002 because the exercise price of the vested stock options was above the market price of the stock on that date.

3.   PRO FORMA INFORMATION

The Company's and its subsidiaries' S corporation election automatically terminated on April 9, 2002, with the completion of its public offering. Prior to that date, Empire Group, Advantage and Advisors, individually, with the consent of their shareholders, elected to be taxed as S corporations, which provide for taxable income of the respective companies to be included in the income tax returns of the individual shareholders. The pro forma adjustments shown in the consolidated statements of income reflect provisions for income taxes computed based upon statutory tax rates as if the Company had been subject to federal and state taxation during the periods presented.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
            CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


4.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                 June 30,      December 31,
                                                   2002           2001
                                                   ----           ----

        Accounts payable ................      $  810,935      $  440,054
        Bank overdrafts .................         589,567         835,053
        Accrued payroll and payroll taxes         479,295         508,885
        Accrued rent ....................               -         276,312
        Income taxes payable ............          81,000               -
        Other ...........................         294,215         171,272
        Deferred revenue
                                                1,565,510         500,000
                                               ----------      ----------

                                               $3,820,522      $2,731,576
                                               ==========      ==========

5.  NET CAPITAL AND RESERVE REQUIREMENTS

The broker dealer subsidiaries of the Company are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members. This rule requires that aggregate indebtedness, not exceed 15 times net capital. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. The alternative net capital requirement has been utilized by Advantage. Net capital positions of the Company's broker dealer subsidiaries were as follows at June 30, 2002:

        Advantage:

        Net capital as a percentage of Aggregate
        debit items ............................              48%

        Net capital ............................      $3,215,062
        Required net capital ...................      $  250,000

        Empire:

        Net Capital as a percentage of Aggregate
        debit items ............................               3%

        Net capital ............................      $  840,347
        Required net capital ...................      $  250,000

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
            CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

5.   NET CAPITAL AND RESERVE REQUIREMENTS (continued)

Advantage is also subject to Rule 15c3-3 (the "Rule") under the Securities And Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At June 30, 2002, Advantage had $1,206,917 deposited in the Special Reserve Account.

6.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates in two business segments, retail brokerage services and order execution services. Retail brokerage services (including the sale of equities, mutual funds, fixed income products and investment advisory services) are provided to retail and institutional customers through online trading or the twenty retail branches of the Empire Group, which includes Advisors. Order execution services are conducted through Advantage, which fills orders to purchase or sell securities received from independent broker dealers on behalf of their retail customers and perform clearing functions for other brokers and dealers.

Information concerning operations in these segments of business was as follows for the three months ended June 30:
                                         2002             2001
                                         ----             ----
        Revenue:
        Order execution services     $  1,614,261     $  2,240,289
        Retail brokerage services       2,989,828        1,987,707
        Corporate ...............             738                -
        Eliminations ............               -         (134,776)
                                     ------------     ------------
                                     $  4,604,827     $  4,093,220
                                     ============     ============
        Net income:
        Order execution services     $    238,998     $    (37,358)
        Retail brokerage services         (20,985)           8,628
        Corporate ...............        (210,751)               -
                                     ------------     ------------
                                     $      7,262     $    (28,730)
                                     ============     ============
        Identifiable assets:
        Order execution services     $ 11,081,741     $ 13,011,023
        Retail brokerage services       4,235,529        1,801,532
        Corporate ...............       1,953,897                -
        Eliminations ............        (474,735)        (314,314)
                                     ------------     ------------
                                     $ 16,796,432     $ 14,498,241
                                     ============     ============

Information concerning operations in these segments of business was as follows for the six months ended June 30, 2002:
                                           2002          2001
                                           ----          ----
        Revenue:
        Order execution services     $  3,233,092     $  5,896,300
        Retail brokerage services       6,821,587        5,375,489
        Corporate ...............             738                -
        Eliminations ............               -         (234,421)
                                     ------------     ------------
                                     $ 10,055,417     $ 11,037,368
                                     ============     ============
        Net income:
        Order execution services     $    336,525     $    906,091
        Retail brokerage services         943,186          162,633
        Corporate ...............        (370,852)               -
                                     ------------     ------------
                                     $    908,859     $  1,068,724
                                     ============     ============
        Identifiable assets:
        Order execution services     $ 11,081,741     $ 13,011,023
        Retail brokerage services       4,235,529        1,801,532
        Corporate ...............       1,953,897                -
        Eliminations ............        (474,735)        (314,314)
                                     ------------     ------------
                                     $ 16,796,432     $ 14,498,241
                                     ============     ============

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
            CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


5.   FINANCIAL INFORMATION BY BUSINESS SEGMENT (continued)

All of the Company's business and long-lived assets are located in the United States. Eliminations represent revenues and receivables from intercompany transactions resulting from clearing activities between Empire Group and Advantage.


Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in the Company's Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission. Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2001, found in our Prospectus dated April 9, 2002. As of January 1, 2002, we have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). As of June 30, 2002, no impairment charges had been booked under SFAS
142. SFAS No. 144 requires us to test long-lived assets by comparing their carrying value against their undiscounted cash flows and to recognize impairment if the carrying value is greater than the undiscounted cash flows. No impairment charges were recognized for the six months ended June 30, 2002 under SFAS 144. The terms "we" and "us" as used in this document refer to Empire Financial Holding Company and its operating subsidiaries.

Results of Operations:

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total revenues for the three months ended June 30, 2002 were $4,604,827, an increase of $511,607, or 13%, over the same period in 2001. This increase was primarily due to the reasons described below:

Order execution trading revenue for the three months ended June 30, 2002 was $1,082,442, a decrease of $865,226 or 44%, over the same period in 2001, due to an approximate 48% decrease in the number of order execution transactions and a decrease of approximately 38% in the profitability per order execution transaction, primarily as a result of decimalization and the downturn in the stock market.

Commission and fee revenue for the three months ended June 30, 2002 was $3,198,055, an increase of $1,334,364 or 72%, over the same period in 2001. This was due to revenue from independent registered representatives processing securities transactions through us who had previously not used our services, as well as commissions generated from Empire Investment Advisors, Inc.

Interest and dividends for the three months ended June 30, 2002 were $139,137, an increase of $4,850, or 4%, over the same period in 2001, primarily due to a decrease in the average interest rates charged to customers and also a decrease in retail customers' margin debit balances. The customer margin debit balance for the three months ended June 30, 2002 was $3,946,536 compared to $9,939,579 for the three months ended June 30, 2001, a decrease of 60%.

Other revenue for the three months ended June 30, 2002 was $185,193, an increase of $37,619, or 26%, over the same period in 2001.

Total expenses for the three months ended June 30, 2002 were $4,596,565, an increase of $474,615, or 12%, over the same period in 2001, primarily due to the reasons described below:

Employee compensation and benefit costs for the three months ended June 30, 2002 were $1,723,237 a decrease of 170,356 or 9%, over the same period in 2001. This decrease was primarily due to a reduction in employees as a result of lower trading volumes, which resulted in reduced commissions, bonuses, and other personnel costs. At June 30, we employed 66 people compared to 78 people at June 30, 2001, a decrease of 15%.

Commissions and clearing costs for the three months ended June 30, 2002 were $1,736,220 an increase of $947,462, or 120%, over the same period in 2001. This increase was primarily attributable to commissions paid to independent registered representatives who had previously not been affiliated with us and with commissions paid on Empire Financial annuity sales that were not present in the same period in 2001.

Order flow payment expense for the three months ended June 30, 2002 was $255,247, a decrease of $310,781, or 55% over the same period in 2001, due to a reduction in the number of trade transactions requiring order flow payments, as well as a decrease in the order flow payment amount paid per transaction.

Interest expense for the three months ended June 30, 2002 was $13,493, a decrease of $150,816, or 92%, over the same period in 2001, due to a reduction in loans required to fund the margin debit balances as well as a decrease in the interest on average loan balances. The month end loan balance for the three months ended June 30, 2002 was $206,000 compared to $1,962,000 for the three months ended June 30, 2001, a decrease of 90%.

Communications expense for the three months ended June 30, 2002 was $216,818 an increase of $24,124, or 13%, over the same period in 2001, due to improvements to our web sites and upgrades in computers and other hardware devices that were not capitalized.

Other general and administrative expenses for the three months ended June 30, 2002 were $651,550, a increase of $134,982, or 26%, over the same period in 2001, primarily due to the amortization of a customer list.

Federal and state income taxes for the three months ended June 30, 2002, were $1,000 as compared to none for the same period in 2001. Prior to our public offering on April 9, 2002, we had elected to be taxed as S corporations, and therefore, no federal and state income taxes were recorded in 2001.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total revenues for the six months ended June 30, 2002 were $10,055,417, a decrease of $981,951, or 9%, from the same period in 2001. This decrease was primarily due to the reasons described below:

Order execution trading revenue for the six months ended June 30, 2002 was $2,310,343, a decrease of $2,927,796 or 56%, over the same period in 2001 due to an approximate 42% decrease in the number of order execution transactions and a decrease of approximately 36% in the profitability per order of execution transactions. This is primarily as a result of decimalization and the downturn in the stock market.

Commission and fee revenue for the six months ended June 30, 2002 was $7,271,085, an increase of $2,047,295 or 39%, over the same period in 2001, due to increased revenues from independent registered representatives who had previously not processed securities transactions through us, as well as commissions generated from Empire Investment Advisors, Inc.

Interest and dividends for the six months ended June 30, 2002 were $274,684, a decrease of $39,653, or 13%, over the same period in 2001, primarily due to a decrease in the average interest rates charged to customers and also a decrease in retail customers' margin debit balances. The customer margin debit balance for the six months ended June 30, 2002 was $3,946,536 compared to $9,939,579 for the six months ended June 30, 2001, a decrease of 60%.

Other revenue for the six months ended June 30, 2002 was $199,305, a decrease of $61,797, a decrease of less than 24% over the same period in 2001.

Total expenses for the six months ended June 30, 2002 were $9,145,458, a decrease of $823,186 or 8%, over the same period in 2001, primarily due to the reasons described below:

Employee compensation and benefit costs for the six months ended June 30, 2002 were $3,760,907 a decrease of 1,279,492 or 25%, over the same period in 2001. This decrease was primarily due to a reduction in employees resulting from lower trading volumes and the reduction reduced commissions, bonuses, and other personnel costs paid to employees. At June 30, we employed 66 people compared to 78 people at June 30, 2001, a decrease of 15%.

Commissions and clearing costs for the six months ended June 30, 2002 were $3,260,762 an increase of $2,041,325, or 167%, over the same period in 2001. This increase was primarily due to increased commissions paid to independent registered representatives who had previously not been affiliated with us, as well as increased commissions paid on revenue generated through the sale of annuity contracts.

Order flow payment expense for the six months ended June 30, 2002 was $586,208, a decrease of $910,741, or 61% over the same period in 2001. This was due to a reduction in the number of trade transactions that required order flow payments, as well as a decrease in the order flow payment amount paid per transaction.

Interest expense for the six months ended June 30, 2002 was $35,997, a decrease of $338,351, or 90%, over the same period in 2001, due to a reduction in loans required to fund the margin debit balances as well as a decrease in the interest on average loan balances. The month end loan balance for the three months ended June 30, 2002 was $206,000 compared to $1,962,000 for the three months ended June 30, 2001, a decrease of 90%.

Communications expense for the six months ended June 30, 2002 was $365,348 an increase of $95,799, or 36%, over the same period in 2001, due to improvements to our web sites and upgrades in computers and other hardware devices that were not capitalized.

Other general and administrative expenses for the six months ended June 30, 2002 were $1,136,236, a decrease of $431,726, or 28%, over the same period in 2001, due to a significant drop in professional fees and office expenses.

Federal and state income taxes for the six months ended June 30, 2002, were $1,000 as compared to none for the same period in 2001. Prior to our public offering on April 9, 2002, we had elected to be taxed as S corporations, and therefore, no federal and state income taxes were recorded in 2001.

Liquidity and Capital Resources:

Our broker and dealer subsidiaries, Advantage and Empire Group have assets, which are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Total assets at June 30, 2002 were $16,796,432, which consisted of approximately $14,255,000 in liquid assets.

Our broker and dealer subsidiaries, Advantage and Empire Group are subject to the net capital requirements of the Securities Exchange Commission, the National Association of Securities Dealers and other regulatory authorities. At June 30, 2002, our broker and dealer subsidiaries regulatory net capital for the combined subsidiaries was $4,055,409 with a minimum combined net capital requirement of $500,000. Combined excess net capital was $3,555,409.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $1,206,917 at June 30, 2002 and $523,706 at December 31, 2001. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities totaling $206,000 at June 30, 2002 and $1,032,000 at December 31, 2001. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

Our revenues and financial instruments are denominated in U.S. dollars, and we have not to date invested in derivative financial instruments or derivative commodity instruments.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

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

The aggregate price of the shares offered and sold pursuant to the Registration Statement was $6,000,000. The total expenses incurred by the Company relating to the offering was $821,626, including underwriting commissions and other fees. Of this amount, approximately $230,000 involved payments to Empire Financial Group, Inc. and the balance involved payments to others. The net offering proceeds to the Company after deducting the total expenses incurred in the offering was $5,153,479.

During April 2002, the Company repurchased 197,200 shares of its common stock sold in the public offering. This was done to stabilize the market for the Company's stock. The total cost of the common stock purchased was $1,117,198 and is included as treasury stock on the accompanying balance sheet.

Effective April 9, 2002, the Company granted 540,200 stock options pursuant to its 2000 Incentive Compensation Plan at a price of $6.00, which was the offering price in the Company's initial public offering as of that date. Of the total stock options, 340,200 vest over a five year schedule commencing April 9, 2002. The remaining 200,000 vested immediately upon grant, however, only 100,000 can be sold during the first twelve months commencing April 9, 2002, and thereafter, 20,000 may be sold per year on a cumulative basis.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        There were not any Current Reports on Form 8-K filed during the six months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002                        Empire Financial Holding Company

                                              /s/ Richard L. Goble
                                              Richard L. Goble
                                              Co-Chief Executive Officer


                                              /s/ Kevin M. Gagne
                                              Kevin M. Gagne
                                              Co-Chief Executive Officer


                                              /s/ George R. Cupples
                                              George R. Cupples
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

                              OFFICER CERTIFICATION



In connection with the Quarterly Report of Form 10-Q of Empire Financial Holding Company (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we Richard
L. Goble, Co-Chief Executive Officer, Kevin M. Gagne, Co-Chief Executive Officer and George R. Cupples, Chief Financial Officer, certify that:

o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 14, 2002                        /s/ Richard L. Goble
                                              Richard L. Goble
                                              Co-Chief Executive Officer


                                              /s/ Kevin M. Gagne
                                              Kevin M. Gagne
                                              Co-Chief Executive Officer


                                              /s/ George R. Cupples
                                              George R. Cupples
                                              Chief Financial Officer
                                              (Principal Accounting Officer)