Form 10-Q
period 2002-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2002-11-13
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBER 1-31292

EMPIRE FINANCIAL HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Florida (State of Incorporation or Organization)	56-3627212 (I. R. S. Employer Identification No.)

1385 West State Road 434, Longwood, FL (Address of principal executive offices)	32750 (Zip Code)

407-774-1300
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Name of each Exchange On
Title of each class	Which Registered

Common stock, $0.01 par value	American Stock Exchange

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐.

As of September 30, 2002, there were 4,802,800 shares of common stock outstanding, par value $0.01 per share.

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
FORM 10Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2002	December 31,
	(unaudited)	2001

ASSETS
Cash and cash equivalents	$5,829,225	$1,803,323
Cash and treasury bills segregated pursuant to federal regulations	994,152	523,706
Receivables from customers	5,657,932	8,774,765
Receivables from brokers and dealers and clearing organizations	2,533,512	3,776,626
Deposits at clearing organizations	510,000	535,237
Fixed assets, net of accumulated depreciation of $143,544 and $90,752	120,125	111,466
Customer list, net of accumulated amortization of $757,917 and $266,438	1,516,788	1,811,777
Deferred tax asset	400,000	—
Other assets	618,400	238,516

Total assets	$18,180,134	$17,575,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short-term borrowings from bank	$—	$1,032,000
Accounts payable, accrued expenses and other liabilities	3,150,487	2,731,576
Payable to customers	8,503,377	8,990,457
Payable to brokers and dealers and clearing organizations	—	116,152
Contract payable	—	1,735,155
Due to related party shareholders	451,000	—

Total liabilities	12,104,864	14,605,340

Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 5,000,000 shares issued and 4,802,000 outstanding	50,000	40,000
Additional paid-in capital	7,590,248	500,691
Retained earnings (deficit)	(447,780)	2,429,385
Treasury Stock, at cost	(1,117,198)	—

Total shareholders’ equity	6,075,270	2,970,076

Total liabilities and shareholders’ equity	$18,180,134	$17,575,416

The accompanying notes are an integral part of these financial statements.

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,

	2002	2001

Revenues:
Order execution trading revenues, net	$1,041,337	$1,409,887
Commissions and fees	3,313,863	2,276,045
Interest	139,585	232,922
Other	55,649	248,221

	4,550,434	4,167,075

Expenses:
Employee compensation and benefits	2,246,525	1,052,538
Commissions and clearing costs	1,793,546	1,651,475
Order flow payments	217,322	414,012
Interest	29,629	151,999
Communications and data processing	185,938	132,307
General and administrative	532,517	468,219

	5,005,477	3,870,550

Income (loss) before income taxes	(455,043)	296,525
Provision for income taxes	—	—

Net income (loss)	$(455,043)	$296,525

Earnings (loss) per share-basic and diluted	$(0.09)	$0.07

Unaudited pro forma information (Note 2):
Income (loss) before taxes	$(455,043)	$296,525
Provision for income taxes	—	(111,615)

Net income (loss)	$(455,043)	$184,910

Pro forma earnings (loss) per share — basic and diluted	$(0.09)	$0.05

Weighted average shares outstanding	4,802,800	4,000,000

The accompanying notes are an integral part of these financial statements.

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Revenues:
Order execution trading revenues, net	$3,351,680	$6,648,026
Commissions and fees	10,584,949	7,499,835
Interest	414,269	547,259
Other	254,954	547,550

	14,605,852	15,242,670

Expenses:
Employee compensation and benefits	6,007,432	6,092,937
Commissions and clearing costs	5,054,307	2,870,912
Order flow payments	803,530	1,910,961
Interest	65,627	526,347
Communications and data processing	551,286	401,856
General and administrative	1,669,753	2,036,181

	14,151,935	13,839,194

Net income	$453,917	$1,403,476

Earnings per share — basic and diluted	0.10	0.35

Unaudited pro forma information (Note 2):
Income before taxes	$453,917	$1,403,476
Provision for income taxes	172,000	528,000

Net income	$281,917	$875,476

Pro forma earnings per share — basic and diluted	$0.06	$0.22

Weighted average shares outstanding	4,517,245	4,000,000

The accompanying notes are an integral part of these financial statements.

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net income	$453,917	$1,403,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,792	66,673
Amortization of customer list	491,478	—
Changes in assets and liabilities:
Segregated cash and treasury bills	(470,446)	786,096
Receivables from customers	3,116,833	4,076,210
Receivable from brokers and dealers and clearing organizations	1,243,114	888,622
Deposits at clearing organizations	25,237	70,785
Deferred tax asset	(400,000)	—
Other assets	(379,884)	46,441
Accounts payable, accrued expenses and other liabilities	418,911	(1,396,356)
Payable to customers	(487,080)	(2,478,221)
Payable to brokers and dealers and clearing organizations	(116,152)	(400,719)

Net cash provided by operating activities	3,948,720	3,063,007

Investing activities:
Purchases of furniture and equipment	(61,451)	(40,095)
Acquisition of assets	(196,491)	(286,859)

Net cash used in investing activities	(257,942)	(326,954)

Financing activities:
Proceeds from sale of common stock	5,153,479	—
Purchase of treasury stock	(1,117,198)	—
Payment of short-term borrowings from bank	(1,032,000)	(1,878,000)
Payment on contract payable	(1,735,155)	—
Payment on due to related party shareholders	(334,000)	—
Shareholder distributions	(600,000)	(1,542,150)

Net cash provided by (used in) financing activities	335,126	(3,420,150)

Net increase (decrease) in cash and cash equivalents	4,025,904	(684,097)
Cash and cash equivalents at beginning of period	1,803,323	1,912,299

Cash and cash equivalents at end of period	$5,829,227	$1,228,202

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35,997	$526,347

Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities:

The shareholders who owned the Company prior to the public offering deferred payment of $785,000 due to them for taxes that they were responsible for during the time that the Company and its subsidiaries were under S corporation status. $334,000 was paid to the shareholders during the third quarter of 2002.

The accompanying notes are an integral part of these financial statements.

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES

SELECTED NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited interim financial statements — The accompanying unaudited consolidated financial statements include the accounts of the Empire Financial Holding Company (the “Company”), Empire Financial Group, Inc. (“Empire Group”), Advantage Trading Group, Inc. (“Advantage”) and Empire Investment Advisors, Inc. (“Advisors”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from true estimates. The results of operations for the three and nine month periods ending September 30, 2002, are not necessarily indicative of the results to be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated audited financial statements as of December 31, 2001, in its S-1 registration.

2. PRO FORMA INFORMATION

The Company and its subsidiaries’ S corporation elections automatically terminated on April 9, 2002, with the completion of its public offering. Prior to that date, the Company, Empire Group, Advantage and Advisors, individually, with the consent of their shareholders, elected to be taxed as S corporations in which taxable income of the respective companies is included in the income tax returns of the individual shareholders. The pro forma adjustments shown in the consolidated statements of income reflect provisions for income taxes computed based upon statutory tax rates as if the Company had been subject to federal and state taxation during the periods presented.

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
SELECTED NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2002	2001

Accounts payable	$738,861	$440,054
Customer outstanding checks	708,485	835,053
Accrued payroll and payroll taxes	502,348	508,885
Accrued rent	—	276,312
Other	118,877	171,272
Commission payable/deferred revenue	1,081,916	500,000

	$3,150,487	$2,731,576

4. INCOME TAXES DUE TO CONVERSION FROM S CORPORATION TO C CORPORATION

For the period January 1, 2002 to April 9, 2002, the Company has provided a tax liability of approximately $785,000 which was due to the shareholders for income taxes during the time that the Company and its subsidiaries were under S Corporation status. The Company will make a final distribution to S Corporations shareholders not later than April 2003 related to their income taxes arising from the Company’s taxable income from January 1, 2002 to April 9, 2002. However, due to certain provisions of the Internal Revenue Code, the Company may be able to utilize its subsequent losses during the year to minimize the liability. As of September 30, 2001, one of the shareholders has been paid $334,000 of this liability. If the Company elects an alternative method of allocation and utilizes its losses, which is currently likely, a substantial portion of such funds will be repaid to the Company prior to the end of the year. This alternative method will not affect the earnings for the year ended December 31, 2002, but will affect the net operating loss carryforwards, because the application of 2002 losses reduces pre-tax income and, thus, taxes payable for 2002.

5. NET CAPITAL AND RESERVE REQUIREMENTS

The broker dealer subsidiaries of the Company are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members. This rule requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement” which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. The alternative net capital requirement has been utilized by Advantage. Net capital positions of the Company’s broker dealer subsidiaries were as follows at September 30, 2002:

Advantage:
Net capital as a percentage of Aggregate debit items	28%

Net capital	$2,484,154
Required net capital	$250,000

Empire:

Net Capital as a percentage of Aggregate indebtedness to net capital	168%

Net capital	$1,034,191
Required net capital	$250,000

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
SELECTED NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Advantage is also subject to Rule 15c3-3 (the “Rule”) under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At September 30, 2002, Advantage had $984,152 deposited in the special reserve account.

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

Information concerning operations in these segments of business was as follows:

	For the Nine Months Ended
	September 30,

	2002	2001

Revenue:
Order execution services	$4,744,071	$7,994,882
Retail brokerage services	9,861,041	7,627,184
Corporate	740
Eliminations	—	(379,396)

	$14,605,852	$15,242,670

Net income:
Order execution services	$50,137	$1,042,937
Retail brokerage services	1,030,385	360,539
Corporate	(626,605)	—

	$453,917	$1,403,476

Identifiable assets:
Order execution services	$13,185,747	$11,034,046
Retail brokerage services	3,787,883	3,772,765
Corporate	2,006,349	—
Eliminations	(465,844)	(581,354)

	$18,514,135	$14,225,457

EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
SELECTED NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

6. FINANCIAL INFORMATION BY BUSINESS SEGMENT (continued)

All of the Company’s business and long-lived assets are located in the United States. Eliminations represent revenues and receivables from intercompany transactions resulting from clearing activities between Empire Group and Advantage.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors’ pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading “Risk Factors” in the Company’s Prospectus dated April 9, 2002 as filed with the Securities and Exchange Commission.

Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2001, found in our Prospectus dated April 9, 2002. As of January 1, 2002, we have adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). As of September 30, 2002, no impairment charges had been booked under SFAS 142. SFAS No. 144 requires us to test long-lived assets by comparing their carrying value against their undiscounted cash flows and to recognize impairment if the carrying value is greater than the undiscounted cash flows. No impairment charges were recognized for the nine months ended September 30, 2002 under SFAS 144.

The terms “we” and “us” as used in this document refer to Empire Financial Holding Company and its operating subsidiaries.

Results of Operations:

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total revenues for the three months ended September 30, 2002 were $4,550,434, an increase of $383,359, or 9%, over the same period in 2001. This increase was primarily due to the reasons described below:

Order execution trading revenue for the three months ended September 30, 2002 was $1,041,337, a decrease of $368,550 over the same period in 2001, due to a decrease in the number of order executions caused by a decline in the market resulting in a decrease in the profitability per order execution transaction.

Commission and fee revenue for the three months ended September 30, 2002 was $3,313,863, an increase of $1,037,818 or 46%, over the same period in 2001. This was due to revenue from independent registered representatives processing securities transactions through us who had not recently used our services, a significant increase in the retail brokerage services, as well as commissions generated from Empire Investment Advisors, Inc.

Interest and dividends for the three months ended September 30, 2002 were $139,585, a decrease of $93,337 or 40%, over the same period in 2001, primarily due to a decrease in the average interest rates charged to customers and also a decrease in retail customers’ margin debit balances. The average customer debit balance for the three months ended September 30, 2002 was $5,729,404 compared to $7,344,746 for the three months ended September 30, 2001, a decrease of 21%.

Other revenue for the three months ended September 30, 2002 was $55,649, a decrease of $192,572, or 78%, over the same period in 2001.

Total expenses for the three months ended September 30, 2002 were $5,005,477, an increase of $1,134,927, or 29%, over the same period in 2001, primarily due to the reasons described below:

Employee compensation and benefit costs for the three months ended September 30, 2002 were $2,246,525, an increase of 1,193,987 or 113%, over the same period in 2001. This increase was primarily due to a significant shift from order execution services to retail brokerage services, which encompasses a higher payout percentage for employees.

Commissions and clearing costs for the three months ended September 30, 2002 were $1,793,546 an increase of $142,071 or 9%, over the same period in 2001. This increase was primarily attributable to increased volume and commissions paid to independent registered representatives who had previously not been affiliated with us.

Order flow payment expense for the three months ended September 30, 2002 was $217,322, a decrease of $196,690, or 48% over the same period in 2001, due to a reduction in the number of trade transactions that required order flow payments, as well as a decrease in the order flow payment amount paid per transaction.

Interest expense for the three months ended September 30, 2002 was $29,629, a decrease of $122,370, or 81%, over the same period in 2001, due to a reduction in loans required to fund the margin debit balances as well as a decrease in the interest on average loan balances. The month end loan balance for the three months ended September 30, 2002 was zero compared to $1,067,000 for the three months ended September 30, 2001, a decrease of 100%.

Communications and data processing expense for the three months ended September 30, 2002 was $185,938 an increase of $53,631, or 41%, over the same period in 2001, due to increased activity and usage of our web sites and upgrades in computers and other hardware devices.

Other general and administrative expenses for the three months ended September 30, 2002 were $532,517, an increase of $64,298, or 14%, over the same period in 2001, due to the amortization of a customer list as well as the increased costs associated with being a public company.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total revenues for the nine months ended September 30, 2002 were $14,605,852, a decrease of $636,818, or 4%, from the same period in 2001. This decrease was primarily due to the reasons described below:

Order execution trading revenue for the nine months ended September 30, 2002 was $3,351,680, a decrease of $3,296,346 or 50%, over the same period in 2001 due to a decrease in the number of order execution transactions as well as a decrease in the profitability per order of execution transactions.

Commission and fee revenue for the nine months ended September 30, 2002 was $10,584,949, an increase of $3,085,114 or 41%, over the same period in 2001. This was due to revenue from independent registered representatives processing securities transactions through us who had not recently used our services, a significant increase in the retail brokerage services, as well as commissions generated from Empire Investment Advisors, Inc.

Interest and dividends for the nine months ended September 30, 2002 were $414,269, a decrease of $132,990 or 24%, over the same period in 2001, primarily due to a decrease in the average interest rates charged to customers and also a decrease in retail customers’ margin debit balances. The average customer debit balance for the nine months ended September 30, 2002 was $5,859,269 compared to $8,741,979 for the nine months ended September 30, 2001, a decrease of 32%.

Other revenue for the nine months ended September 30, 2002 was $254,954, a decrease of $292,596, or 53%, over the same period in 2001.

Total expenses for the nine months ended September 30, 2002 were $14,151,935, an increase of $312,741 or 2%, over the same period in 2001, primarily due to the reasons described below:

Employee compensation and benefit costs for the nine months ended September 30, 2002 were $6,007,432 a decrease of 85,505 or 1%, over the same period in 2001.

Commissions and clearing costs for the nine months ended September 30, 2002 were $5,054,307 an increase of $2,183,395, or 76%, over the same period in 2001. This increase was primarily due to increased volume and commissions paid to independent registered representatives who had previously not been affiliated with us.

Order flow payment expense for the nine months ended September 30, 2002 was $803,530, a decrease of $1,107,431, or 58% over the same period in 2001. This was due to a reduction in the number of trade transactions that required order flow payments, as well as a decrease in the order flow payment amount paid per transaction.

Interest expense for the nine months ended September 30, 2002 was $65,627, a decrease of $460,720, or 88%, over the same period in 2001, due to a reduction in loans required to fund the margin debit balances as well as a decrease in the interest on average loan balances. The month end loan balance for the nine months ended September 30, 2002 was zero compared to $1,032,000 for the nine months ended September 30, 2001, a decrease of 100%.

Communications and data processing expense for the nine months ended September 30, 2002 was $551,286 an increase of $149,430, or 37%, over the same period in 2001, due to increased activity in the usage of our web sites and upgrades in computers and other hardware devices.

Other general and administrative expenses for the nine months ended September 30, 2002 were $1,669,753, a decrease of $366,428, or 18%, over the same period in 2001.

Liquidity and Capital Resources:

Our broker dealer subsidiaries, Advantage and Empire Group have assets, which are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Total assets at September 30, 2002 were $18,180,134, which consisted of approximately $15,000,000 in liquid assets.

Our broker dealer subsidiaries, Advantage and Empire Group are subject to the net capital requirements of the Securities Exchange Commission, the National Association of Securities Dealers and other regulatory authorities. At September 30, 2002, our broker dealer subsidiaries regulatory net capital for the combined subsidiaries was $3,518,345 with a minimum combined net capital requirement of $500,000. Combined excess net capital was $3,018,345.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $994,152 at September 30, 2002 and $523,706 at December 31, 2001. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities totaling zero at September 30, 2002 and $1,032,000 at December 31, 2001. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

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

Item 2. Changes in Securities and Use of Proceeds

The Company’s Registrations Statement on Form S-1, Registration No. 333-86365, was declared effective by the Securities and Exchange Commission on April 9, 2002. The offer and sale of all of the 1,000,000 shares of common stock, $.01 par value per share, of the Company registered by such Registration Statement occurred on April 9, 2002. The underwriters of the offering were Keefe, Bruyette & Woods, Inc. and Empire Financial Group, Inc., a wholly-owned subsidiary of the Company.

The aggregate price of the shares offered and sold pursuant to the Registration Statement was $6,000,000. The total expenses incurred by the Company relating to the offering was $821,626, including underwriting commissions and other fees. Of this amount, $230,000 involved payments to Empire Financial Group, Inc. and the remaining balance involved payments to others. The net offering proceeds to the Company after deducting the total expenses incurred in the offering was $5,178,374.

During April 2002, the Company repurchased 197,200 shares of its common stock sold in the public offering. This was done to stabilize the market for the Company’s stock. The total cost of the common stock purchased was $1,117,198 and is included as treasury stock on the accompanying balance sheet.

Effective April 9, 2002, the Company granted 540,200 stock options pursuant to its 2000 Incentive Compensation Plan at a price of $6.00, which was the offering price in the Company’s initial public offering as of that date. Of the total stock options, 340,200 vest over a five year schedule commencing April 9, 2002. The remaining 200,000 vested immediately upon grant, however, only 100,000 can be sold during the first twelve months commencing April 9, 2002, and thereafter, 20,000 may be sold per year on a cumulative basis.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

A Form 8-K was filed on October 8, 2002 advising of management issues between the Company’s CO-CEOs and CO-Chairpersons, Kevin Gagne and Richard Goble, regarding the management and administration of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	Empire Financial Holding Company

/s/ Richard L. Goble
Richard L. Goble Co-Chief Executive Officer

/s/ Kevin M. Gagne
Kevin M. Gagne Co-Chief Executive Officer

/s/ George R. Cupples
George R. Cupples Chief Financial Officer (Principal Accounting Officer)