Form 10-K
period 2002-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2003-04-18
CIK 1094320

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 1-31292

                        EMPIRE FINANCIAL HOLDING COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                            56-3627212
                   -------                            ----------
        (State or Other Jurisdiction                 (IRS Employer
              of Incorporation)                  Identification Number)

                 1385 WEST STATE ROAD
                  LONGWOOD, FLORIDA                      32750
                  -----------------                      -----
        (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (407) 774-1300

           Securities Registered Pursuant to Section 12(b) of the Act:

        Title Of Each Class         Name Of Each Exchange On Which Registered
        -------------------         -----------------------------------------

    COMMON STOCK, $.01 PAR VALUE               AMERICAN STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 computed by reference to the average bid and asked prices of registrant's common stock reported on the American Stock Exchange on such date was $3,127,000.

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of March 31, 2003 was 4,787,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1

    Item 1.   Business........................................................1

    Item 2.   Legal Proceedings..............................................11

    Item 3.   Submission Of Matters To A Vote Of Security Holders............12

PART II......................................................................13

    Item 4.   Market For Common Equity And Related Stockholder Matters.......13

    Item 5.   Selected Financial Data........................................15

    Item 6.   Management's Discussion And Analysis...........................16

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....30

    Item 8.   Financial Statements And Supplementary Data....................30

    Item 9.   Changes In And Disagreements With Accountants On
                 Accounting And Financial Disclosure.........................30

PART III.....................................................................31

    Item 10.  Directors And Executive Officers Of The Registrant.............31

    Item 11.  Executive Compensation.........................................32

    Item 12.  Security Ownership Of Certain Beneficial Owners
                 And Management..............................................35

    Item 13.  Certain Relationships And Related Transactions.................36

    Item 14.  Controls And Procedures........................................37

PART IV......................................................................38

    Item 15.  Exhibits And Reports On Form 8-K...............................38


                                       (i)

         This Form 10-K contains statements about future events and expectations which are, "forward looking statements". Any statement in this 10-K that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and its wholly-owned subsidiaries.

PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are a financial brokerage services firm serving institutional, retail and wholesale customers that operates in two business segments: brokerage and advisory services, and order execution and clearing services. Our services are delivered through the Internet and traditional means.

         We have several operating subsidiaries, including, Empire Financial Group, Inc., which conducts our retail discount and full service brokerage operation and services independent registered representatives; Empire Investment Advisors, Inc., which began providing financial and investment advisory products and services in May 2001; and Advantage Trading Group, Inc., which conducts our securities order execution and clearing operations.

         Our brokerage and advisory business provides financial brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as hedge funds, money managers, mutual funds and pension funds. We also provide services to unaffiliated broker dealers and other financial institutions that want to provide expanded services to their retail customers under their own brand label. In May 2001, we began offering fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary Empire Investment Advisors. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review.

         Our securities order execution services involve filling orders to purchase or sell securities received from approximately 75 independent broker dealers on behalf of their retail and institutional customers. We typically act as principal in these transactions and derive our order execution trading revenues, net, from the difference between the price paid when a security is bought and the price received when that security is sold. We also provide clearing services to Empire Financial Group, Inc. and unaffiliated broker dealers. Our clearing services involve account settlement and delivery functions.

         In April 2002, we raised $6 million through an initial public offering of 1,000,000 shares of common stock. Following the offering, our common stock has been listed on the American Stock Exchange.

RECENT DEVELOPMENTS

         ESTABLISHMENT OF SPECIAL COMMITTEES. On March 28, 2003, we established two special committees of directors. One of the special committees is authorized and empowered to manage the business and operations of both Empire Financial Group, Inc. and Empire

Investment Advisors, Inc. The second special committee is authorized and empowered to manage the business and operations of Advantage Trading Group, Inc. The foregoing special committees shall each automatically cease to exist upon the earlier of (a) the consummation of the spin-off of Advantage Trading Group, Inc. from our company as described below and (b) June 30, 2003.

         PROPOSED SPIN-OFF. On March 28, 2003, we entered into a non-binding letter of intent with our principal shareholders, Kevin M. Gagne and Richard L. Goble, dated March 28, 2003, confirming our interest in effectuating a spin-off of one of our wholly-owned subsidiaries, Advantage Trading Group, Inc. The consummation of the spin-off is subject to the execution of a definitive agreement between us and our principal shareholders that would provide for, among other things, (a) that we would distribute to all holders of our common stock, all shares of the common stock of Advantage Trading Group, Inc. (b) that we and the principal shareholders shall take all reasonable or necessary measures to effectuate the spin-off, (c) that each of the principal shareholders will vote in favor of this distribution, if the Securities and Exchange Commission, the American Stock Exchange or the State of Florida requires approval of the spin-off by our shareholders and (d) that the spin-off and other related transactions will be tax free to us and our shareholders.

         The definitive agreement would also provide that subsequent to the consummation of the spin-off, Mr. Goble and Mr. Gagne would exchange their shares of our common stock and Advantage common stock, so that Mr. Goble will receive shares of Advantage common stock and Mr. Gagne will receive shares of our common stock. Following the share exchange, Mr. Goble would own approximately 80% of the Advantage common stock and Mr. Gagne would own approximately 80% of our common stock.

         There is no assurance that the definitive agreement will be executed or the distribution of Advantage common stock described above will be consumated.

         RESOLUTION OF MANAGEMENT AND ADMINISTRATIVE DISAGREEMENTS. In connection with the approval of the proposed spin-off and establishment of the special committees of directors discussed above and as a result of other action taken by the board of directors, all management and administrative disagreements between our Co-Chairmen of the Board and Co-Chief Executive Officers have been resolved. However, the Co-Chairmen of the Board and Co-Chief Executive Officers may disagree in the future regarding management and administrative decisions. Our bylaws, the Co-Chairmen's and Co-Chief Executive Officer's respective employment agreements and certain resolutions we adopted provide that our board of directors shall resolve any disagreements that may arise in the future. If the board of directors does not resolve such disagreements in a timely manner, our business may be materially adversely affected.

OUR COMPANY

         Our principal executive offices are located at 1385 West State Road 434, Longwood, Florida 32750, and our telephone number is 1-800-lowfees (1-800-569-3337). Our website is located at www.empirenow.com. Information contained in or connected to our web site is not part of this report. We do not make our periodic filings available on our website at this time. However, for those persons that make a request in writing (Attn: Randy Cupples) or by e-mail (randy@empirenow.com), we will provide free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings.

SECURITIES BROKERAGE, EXECUTION AND CLEARING INDUSTRY

         The securities brokerage business involves the purchase and sale of securities. A retail customer who desires to purchase or sell a specific security usually places a securities order with a broker dealer. Broker dealers, including us, charge retail customers a commission or fee for processing these orders. Our commissions and fees revenues are derived entirely from commissions or fees charged to retail customers.

         In order to fill the customer's order, the broker dealer generally places an order with an order execution service or market maker. The order execution service or market maker most often fills the order as principal by either buying or selling the specific security. Both order execution service firms and market makers obtain net revenues from the difference between the price paid when a specific security is bought and the price received when that security is sold. We offer order execution services to approximately 75 broker dealers and derive our order execution trading revenues, net, from these differences.

         Each securities transaction also involves clearing activities including sending a confirmation to both the buyer and seller, obtaining payment from the buyer and custody of the security from the seller, and delivering payment to the seller and the security to the buyer. Companies that provide clearing services receive a fee for these services from the broker dealers involved. As of March 31, 2003, we provided clearing services for most of the securities transactions initiated by our retail customers and eight unaffiliated broker dealers.

BROKERAGE AND ADVISORY SEGMENT

         We provide financial brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as hedge funds, money managers, mutual funds and pension funds. Approximately 71% of our 2002 revenues, approximately 53% of our 2001 revenues and approximately 38% of revenues for 2000 were derived from commissions and fees generated in connection with our retail financial brokerage services. Our retail customers may place their securities orders online through our secure website located at www.empirenow.com or via telephone by calling our retail trading desk at 1-877-lowfees (1-877-569-3337). We charge our customers an agreed upon brokerage commission. Our online retail trading commissions start at $5.00 per trade and our broker assisted trades start at $19.00 per trade.

         In July 2001, we acquired specified assets of Centennial Capital Management Inc., consisting primarily of contract rights with independent registered representatives with an estimated useful life of approximately 3.3 years for a price of approximately $2.1 million, and assumed specified liabilities, primarily contract obligations. Centennial Management was in the business of processing securities transactions for, and providing other support services to, independent registered representatives located throughout the United States.

         We also provide services to unaffiliated broker dealers and other financial institutions that want to provide expanded services to their retail customers under their own brand label. We refer to this as private label brokerage services. As of December 31, 2002, we provided private label brokerage services to 27 financial institutions. We provide their retail customers with the same level of service and full range of products offered to our own retail customers. We also charge their retail customers commissions and fees similar to those charged to our own retail customers. We pay these institutions fees based on transaction volume generated by their retail customers.

         In May 2001, we began offering fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary Empire Investment Advisors. These services are web-based and are delivered through a platform that combines a variety of independent third party providers. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of March 31,2003, the annual fee was equal to approximately 85 basis points times the assets under management.

RETAIL BROKERAGE SERVICES

     (i) DISCOUNT RETAIL BROKERAGE

         We provide discount securities brokerage services to retail investors, including both individuals and small to mid-sized institutions such as hedge funds, money managers, mutual funds and pension funds. We charge our customers an agreed upon brokerage commission. Our online retail trading commissions' start at $5.00 per trade and our broker assisted trades as well as our independent contractor trades start at $19.00 per trade. Our client support representatives are available from 8:00 a.m. to 7:00 p.m. eastern time. Our services allow for after hours trading.

         Customers can directly place orders to buy and sell NASDAQ and exchange-listed securities, as well as equity and index options, through our automated order processing system. We support a range of order types, including market orders, limit orders (good-till-cancelled or day), stop orders and short sales. Our system automatically checks the parameters of an order, together with the customer's buying power and positions held, prior to executing an order. All listed market orders, subject to certain size limitations, are executed at the National Best Bid/Offer, or NBBO, or better at the time of receipt by a third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All NASDAQ market orders, subject to certain size limitations, are executed at the Best Bid/Offer or better at the time of receipt by the market maker.

         Our retail brokerage services are readily accessible to our brokerage customers through multiple gateways:

o Internet Access. Customers using personal computers can access our brokerage services through the Internet by direct modem access. Our website, www.empirenow.com, combines an easy-to-use interface with the trading capabilities and financial content that experienced investors demand. We have designed our website to appeal to a broad range of retail investors, from novice to more sophisticated investors, particularly those seeking competitively priced online services. We intend to continually develop the features of our website and to position ourselves as the high value/low cost provider in our pricing segment.

o Voice Telephone. We provide customers with a toll-free number to access our brokers and other client support representatives. We also provide our clients with direct access to our registered representatives and principals through our client support desk to allow them to execute trades other than online. Our brokers are committed to using their trading desks to obtain for our clients the fastest execution of their order at the best possible price at the time the order is given. As of December 31, 2002, our retail client support division consisted of 16 employees, of which 11 are registered representatives and principals.

o Touch-tone Telephone. We have implemented a touch-tone telephone system to provide an alternate delivery channel for customers to access automated quote information, place stock and option orders, review account balances and check messages from any touch-tone telephone.

     (ii) FULL SERVICE RETAIL BROKERAGE SERVICES

         We also service retail customers through a nationwide network of independent registered representatives. The representatives provide their own offices and utilize our clearing, execution and web-based services to provide access to investments to their client base. We receive a small percentage of the revenue generated by the representatives in exchange for providing back office support. As of December 31, 2002, we had approximately 31 fully independent branch offices, which we refer to as Offices of Supervisory Jurisdiction or OSJ's, providing these services.

         We recruit experienced, highly productive independent financial advisors by offering them an attractive compensation package and the independence of owning and operating their own branch office. Generally, each branch office pays substantially all costs associated with establishing and operating the branch in return for a relatively high portion of gross commission revenue. We provide regulatory, compliance and other support services to the branch office financial advisors. This program allows expansion of brokerage operations with relatively minimal capital outlay.

         We offer full customer brokerage services using corporate equity and debt securities, U.S. government securities, municipal securities, mutual funds, variable annuity and variable life insurance products, general insurance, portfolio planning and management, cash management services, and portfolio tracking.

PRIVATE LABEL BROKERAGE SERVICES

         Various financial institutions are increasingly seeking to enter the securities brokerage business. Given the time and the complexity involved in obtaining the necessary regulatory approvals, one efficient method for financial institutions to enter the securities brokerage business is to contract with a third-party provider of online investing solutions in order to provide this packaged solution to their customers. We offer private label brokerage services to broker dealers and other financial institutions that want to provide expanded services to their retail customers. As of March 31, 2003, we provided private label brokerage services for 27 financial institutions and are marketing these services to other broker dealers, banks, savings and loan institutions, credit unions, insurance companies, financial planners and various other financial institutions.

         Our private label brokerage solutions are designed to provide our full range of retail customer brokerage services through the financial institution's website. The website screens have the financial institution's look and feel, with a reference to Empire Financial Group, Inc. as the provider for the services. Customers that use our services through these other financial institutions have accounts directly with us and are treated as our customers. We charge these customers similar fees as we charge our own retail customers and pay these institutions fees based on transaction volume generated by their retail customers.

         Our primary target market includes smaller institutions that may lack the resources to efficiently implement their own brokerage solution. Our services benefit these institutions by allowing them to retain customers and their customer credit balances, create additional revenue sources and increase traffic to their own websites, potentially leading to additional business. We have developed our own Internet-based software systems to provide such services tailored to the needs of these institutions while providing the same level and range of products and services we offer to our own retail customers. We believe that this strategy will allow us to grow rapidly and efficiently by gaining access to the customer bases of other financial institutions.

INVESTMENT ADVISORY SERVICES

         In May 2001, we began offering fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary, Empire Investment Advisors, Inc. These services are web-based and are delivered through a platform that uses a variety of independent third party providers. We believe these services enable us to establish more comprehensive relationships with our customers. The investment advisory services we provide include:

o investment portfolio planning with recommendations on overall portfolio allocations for different types of investments based on customers' long term needs;

o recommendations regarding mutual fund and separate account manager investments; access to separate account money managers, managed mutual fund portfolios and asset allocation tools;

o        manager and mutual fund due diligence; and,

o        portfolio performance review and reallocation.

We do not provide recommendations regarding investment in individual equity securities. These services are provided via an all-inclusive, low cost fee based on assets under management. As of March 31, 2003, the fee is approximately 85 basis points per annum of the value of our customer's managed assets. Empire Investment Advisors, Inc. is registered as an investment adviser in all 50 states under the Investment Adviser's Act of 1940.

         Our investment advisory services provide a competitive advantage to the Empire Capital Management Division of Empire Financial Group, Inc. The independent registered representatives of this division can offer the product and services of Empire Investment Advisors, Inc. to their retail clients upon licensing with Empire

Investment Advisors, Inc. High net worth clients and commission adverse clients can now have money management services that compete with banks and other financial institutions.

ANCILLARY RETAIL BROKERAGE SERVICES

         We offer the following ancillary services:

         MARKET DATA AND FINANCIAL INFORMATION. During trading hours, we continually receive a direct line, or feed, of detailed quote data, market information and news. Our retail customers can create their own personal list of stocks and options for quick access to current pricing information. We provide our customers free access to delayed quotes, including stocks, options, major market indices, most active issues and largest gainers and losers for the major exchanges. Real-time quotes are also available for a small fee. Upon placing an order, a customer is provided with a real-time bid and asked quote, at no extra charge. We also offer our customers a streaming real-time quote service for $19.95 per month, which entitles the customer to receive unlimited quotes per month. Our alliances and content provider relationships allow us to offer access to breaking news, charts, market commentary and analysis and company financial information. Our website, www.empirenow.com, provides comprehensive investment research content as well as access to SEC filings of public companies, among other features.

         PORTFOLIO TRACKING AND RECORDS MANAGEMENT. Customers have online access to a listing of all their portfolio assets held with us, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Information provided to our customers also includes total short-term or long-term gain/loss and commissions paid. Detailed account balance and transaction information includes cash and money fund balances, buying power, net market portfolio value, dividends paid, interest earned, deposits and withdrawals. Customers can also create watch lists to include any number of stocks, options, mutual funds and other financial investments a customer is interested in tracking. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening. Online account holders receive electronic notification of order execution, and all customers receive printed trade confirmations and detailed monthly statements. We also provide for the transmittal of proxy, annual report and tender offer materials to customers. We offer our online customers electronic confirmations and are planning to offer electronic statements.

         CASH MANAGEMENT SERVICES. Customer payments received through the mail or federal wire system are credited to customer accounts. We also provide cash management services to our customers. For example, funds not invested in securities earn interest in a credit interest program or can be invested in money market funds. In addition, we provide free checking services and debit cards for our customer accounts through a commercial bank. We are exploring the expansion of these services.

         ACCOUNT SECURITY. We use a combination of proprietary and industry standard security measures to protect customers' assets. Customers are assigned unique account numbers, user identifications and passwords that must be used each time they log on to our system. We rely on encryption and authentication technology to provide the security necessary to effect the confidential exchange of information. We do not plan to share customer data with third parties.

STRATEGIC MARKETING EFFORTS

         We plan to increase our brand recognition to attract new retail customers. We are developing a comprehensive marketing plan to build market awareness, educate the investing public about our services and broaden and enhance brand name recognition and loyalty. In July 2001, we acquired Centennial Capital Management, Inc. which added a full-service brokerage capability. We are actively pursuing additional alliances with various companies to increase trading volume and operational efficiencies, to further enhance name recognition and to diversify our income stream. In addition, we regularly examine new ways to provide additional products and services to our current clients, as well as new clients, including, for example, banks and other financial institutions seeking to provide expanded services to their customers. We also intend to expand our market share through, among other things, television, direct-response advertising, advertising on our own and other websites, a public relations program and live seminars.

COMPETITION

         The market for brokerage services, particularly over the Internet, is rapidly expanding and extremely competitive. This competition is expected to continue to grow in the future. Major competitors include Charles Schwab & Co. Inc., E*Trade Group, Inc., TD Waterhouse Group, Inc., Ameritrade Holding Corporation and Fidelity Brokerage Services, Inc. In addition, we compete with financial institutions and investing services that offer online brokerage services. We believe the major competitive factors for brokerage services include cost, service, quality, ease of use and customer satisfaction.

         Some of the strongest competition comes from companies who have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

ORDER EXECUTION AND CLEARING SERVICES

         Our securities order execution services involve filling orders to purchase or sell securities received from approximately 75 independent broker dealers on behalf of their retail and institutional customers. We typically act as principal in these transactions and derive our order execution trading revenues, net, from the difference between the price paid when a security is bought and the price received when that security is sold. Therefore, we seek to take advantage of daily stock price fluctuations to maximize our revenues. We typically do not receive a fee or commission for providing order execution services. Approximately 29% of our 2002 revenues, approximately 47% of our revenues for the year ended December 31, 2001 and approximately 62% of our revenues for the year ended December 31, 2000 were derived from these services. We reduce the expenses associated with our order execution services by clearing our own trades. We believe our ability to clear transactions, unlike many other order execution firms, provides us with a competitive advantage in that we are able to control costs and provide better service. We normally close out our trade positions at the end of each day and do not maintain securities inventory. This helps us reduce our exposure to market volatility and lowers our overall risk profile.

         We also provide clearing services to other unaffiliated broker dealers. Our clearing services involve account settlement and delivery functions. To date, we have been engaged by eight unaffiliated broker dealers to provide these services.

ORDER EXECUTION SERVICES

         We provide order execution services for equity and bond securities to approximately 75 broker dealers. Our trade execution capabilities allow us to handle orders telephonically or electronically. Order execution services consist of filling orders received from independent broker dealers to buy securities or sell securities. We typically act as principal in these transactions and derive our order execution trading revenue, net, from the difference between the price we pay when we buy a security and the price we receive when we sell that security. We typically do not receive a fee or commission for providing order execution services.

         Our order execution trading revenues, net, are dependent on our ability to take advantage of daily stock price fluctuations. Thus, we must be able to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to increase our revenues and manage risk better. Additionally, we have developed an internal trade order and risk management software application we refer to as the "e-blotter," which allows real-time analysis of our trading positions in individual securities and monitoring of our short and long positions and our aggregate profits and losses.

         We normally close out our trade positions at the end of each day and do not maintain securities inventories, which reduces our exposure to risk from market volatility.

CLEARING OPERATIONS

         Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Our clearing capabilities allow us to realize significant cost savings that permit us to competitively price our services. Performing our own clearing operations allows us to retain customer free credit balances and securities for use in margin lending activities subject to SEC and NASD rules. In March 2001, we entered into a three-year agreement with Automated Data Processing, Inc. for the provision of computer services to support order entry, order routing, securities processing, customer statements, tax reporting, regulatory reporting and other services necessary to the management of a brokerage clearing business.

         The retail customer accounts we clear are carried on a fully disclosed basis with our subsidiary, Advantage Trading Group, Inc. Our clients' securities positions and credit balances carry $2,000,000 insurance coverage through Lloyds of London that is supplemental to standard SIPC protection for clients' accounts up to $500,000 subject to a limitation of $100,000 for claims for cash balances. All customer credit balances are subject to immediate withdrawal from our clearing firm, at the discretion of the customer.

         We make margin loans to customers collateralized by securities held in their accounts. Margin lending is subject to the margin requirements of the Federal Reserve and NASD and our internal policies, which are more stringent than those requirements. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, we are obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25% of the value of the securities in the account. Our internal requirement, however, is that the customer's equity not fall below 35%. If it does, the customer will be required to increase the account's equity to 40%. We also restrict access to margin lending with regard to trading of certain stocks we determine to be too volatile. Margin lending to customers constitutes the major portion of the basis on which our net capital requirements are determined under the SEC's Net Capital Rule. To the extent these activities expand, our net capital requirements will increase.

         We primarily provide clearing services to our affiliated broker dealer, Empire Financial Group, Inc. and it's Empire Capital Management Division of independent registered representatives. We also provide clearing services to unaffiliated broker dealers. We have been engaged by eight unaffiliated broker dealers to provide clearing services. We provide an online order entry, execution and information system that is integrated with our clearing operations. We believe that providing these online capabilities combined with our clearing services will strengthen our existing relationships with independent broker dealers and will attract additional broker dealer clients.

ANCILLARY RETAIL BROKERAGE SERVICES

         We offer the following ancillary services:

         SECURITIES BORROWING. We borrow securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize such borrowings by depositing cash or securities with the lender and receive a rebate, in the case of cash collateral, or pay a fee calculated to yield a negotiated rate of return. Securities borrowing transactions are executed pursuant to written agreements with counter parties that require the securities borrowed be marked to market on a daily basis and that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are marked to market on a daily basis through the facilities of the various national clearing organizations. We do not currently engage in securities lending, but may do so in the future.

         CASH MANAGEMENT SERVICES. Customer payments received through the mail or federal wire system are credited to customer accounts. We also provide cash management services to our customers. For example, funds not invested in securities earn interest in a credit interest program or can be invested in money market funds.

         ACCOUNT SECURITY. We use a combination of proprietary and industry standard security measures to protect customers' assets. Customers are assigned unique account numbers, user identifications and passwords that must be used each time they log on to our system. We rely on encryption and authentication technology to provide the security necessary to effect the confidential exchange of information. We do not plan to share customer data with third parties.

TECHNOLOGY

         We believe our proprietary systems and software allow us to maintain low fixed processing and labor costs in our order execution businesses. By developing proprietary software applications, we are able to customize and better control our operations and reduce our dependence on third-party software vendors. Our proprietary software applications include a customized trade order and risk management system, which we refer to as the "e-blotter." This system allows real-time analysis of our trading positions in individual securities and reduces our potential exposure to losses from trade volatility. We have also developed and implemented a web-based order system that directly links our broker dealer retail customers to our order execution services employees and a trading system that permits our customers to trade equity securities, options and mutual funds. This system allows us to process trade transactions more effectively by maximizing the use of our execution and clearing services in trade orders we receive.

STRATEGIC MARKETING EFFORTS

         We are developing a comprehensive marketing plan to attract more clients and broker dealers to clear their trades through us, as well as build market awareness, educate the investing public about our services and broaden and enhance brand name recognition and loyalty. We are actively pursuing additional alliances with various companies to increase trading volume and operational efficiencies, to further enhance name recognition and to diversify our income stream. In addition, we regularly examine new ways to provide additional products and services to our current clients, as well as new clients, including, for example, banks and other financial institutions seeking to provide expanded services to their customers.

COMPETITION

         We provide order execution services for equity and bond securities to approximately 75 independent broker dealers. The market for these services is rapidly evolving and intensely competitive. We expect competition to continue to intensify in the future. We compete primarily with wholesale, national and regional broker dealers and trade execution firms such as Knight/Trimark Group and Schwab Capital Markets, as well as electronic communications networks, which provide a direct trading venue to institutional and retail investors. We compete primarily on the basis of execution quality, customer service and technology.

         Some of the strongest competition comes from companies who have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

GOVERNMENT REGULATION

     (i) BROKER DEALER REGULATION

         The securities industry is subject to extensive regulation under federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934 or the Exchange Act. Our subsidiaries, Empire Financial Group, Inc. and Advantage Trading Group, Inc., are broker dealers registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities.

         We are also subject to regulation under state law. Empire Financial Group, Inc. and Advantage Trading Group, Inc. are registered as broker dealers in all 50 states and in Puerto Rico. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker dealers that exceed those imposed under federal law. This amendment, however, does not preclude the states from imposing registration requirements on broker dealers that operate within their jurisdiction or from sanctioning these broker dealers for engaging in misconduct.

     (ii) NET CAPITAL REQUIREMENTS; LIQUIDITY

         As registered broker dealers and members of the NASD, Empire Financial Group, Inc. and Advantage Trading Group, Inc. are subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of a broker dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments which reflect the possibility of a decline in the market value of an asset prior to disposition.

         Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level.

         The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of certain of a broker dealer's subordinated indebtedness, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

         Empire Financial Group, Inc. and Advantage Trading Group, Inc. are members of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. We also carry $2,000,000 additional insurance through Lloyds of London on client accounts that we clear.

     (iii) INVESTMENT ADVISERS ACT

         Our subsidiary, Empire Investment Advisers, Inc., is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Registration by the SEC does not represent an endorsement of Empire Investment Advisers, Inc. by the SEC. Empire Investment Advisers, Inc. must comply with rules that govern the way it conducts its business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As an investment adviser, Empire Investment Advisers, Inc. is a fiduciary for its clients, and must act with loyalty and care in the performance of its duties.

     (iv) ADDITIONAL REGULATION

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, copyrights and quality of services. The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Moreover, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies.

         Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. As our services are available over the Internet in multiple states and foreign countries, and as we have numerous clients residing in these states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country.

EMPLOYEES

         As of December 31, 2002, we had 61 full-time employees and 125 independent contractors. Of these, there were 8 employees in management, 33 employees providing operation and client support for our retail and order execution and clearing services, and 20 employees providing order execution services to our correspondents and retail client base. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

FACILITIES

         Our principal executive offices consist of 11,800 square feet of a 19,400 square foot facility located in Longwood, Florida. This facility is owned by G&G Holdings, Inc., an entity owned by Kevin M. Gagne and Richard L. Goble. Our subsidiaries Empire Financial Group, Inc. and Advantage Trading Group, Inc. have each entered into leases with G&G Holdings, Inc. which expire on May 31, 2009 and provide for an average rent of approximately $23,000 per month, plus sales and property taxes.

         We also have approximately 31 fully independent branch offices throughout the United States. We do not have lease agreements for our branch offices or any direct financial commitment. The rent for these facilities is an obligation of the independent contractors who are located in each of them.

         We have also entered into a one year lease to accommodate the sales support staff of the Empire Capital Management Division. This administrative office is located at 1536 Dunwoody Village Parkway in Atlanta, Georgia and has two full-time employees. The monthly payment on this facility is $1,152.

ITEM 2.    LEGAL PROCEEDINGS

         Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class action which generally seek rescission and substantial damages.

         In the ordinary course of business, we and our principals are, and may become a party to legal or regulatory proceedings or arbitrations. We are not currently involved in any legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on our business.

ITEM 3.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the American Stock Exchange (ASE) on April 9, 2002 under the symbol "EFH". Set forth below is high and low price information for the common stock as reported on the ASE for each period presented.

                     2002                High Sales Price   Low Sales Price
                     ----                ----------------   ---------------
         Second Quarter .................   $   4.00           $   3.80
         Third Quarter ..................       1.75               1.60
         Fourth Quarter .................        .92                .91
                                            --------           --------

                     2003                High Sales Price   Low Sales Price
                     ----                ----------------   ---------------
         First Quarter (through March 27)   $  1.30             $   .89

         As of March 28, 2003, there were 254 holders of record of the common stock.

         We paid dividends to our shareholders in the past. Prior to completion of our IPO, we were an S corporation for federal and state income tax purposes and our taxable income was taxed directly to our initial shareholders. We distributed $1,200,000 to our initial shareholders in April 2001 related to their tax liability for our taxable income for 2000 and we distributed a total of $732,294 in April and October 2002 related to their tax liability for our taxable income for 2001.

         In October 2002 we made a partial distribution of approximately $135,000 and we plan to make an additional distribution of approximately $60,000 to the initial shareholders related to their personal income taxes arising from our taxable income from January 1, 2002 until completion of the IPO in April 2002.

         We became a C corporation effective with the consummation of our IPO and, except as noted above, we do not intend to pay any dividends to our shareholders for the foreseeable future. We intend to retain any earnings to finance the development and expansion of our business. Payment of dividends in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition among other factors.

         Our Registration Statement on Form S-1, Registration No. 333-86365, was declared effective by the Securities and Exchange Commission on April 9, 2002. The offer and sale of all of the 1,000,000 shares of our common stock, $.01 par value per share, registered by the Registration Statement occurred on April 9, 2002. The underwriters of the offering were Keefe, Bruyette & Woods, Inc. and Empire Financial Group, Inc., one of our wholly-owned subsidiaries.

         The aggregate price of the shares offered and sold pursuant to the Registration Statement was $6,000,000. The total expenses we incurred relating to the offering was $957,384, including underwriting commissions and other fees. Of this amount, $230,000 involved payments to Empire Financial Group, Inc. and the remaining balance involved payments to others. The net offering proceeds to us after deducting the total expenses incurred in the offering was $5,042,616. Of the net proceeds we used approximately $1.7 million for the purchase of Centennial Capital Management, approximately $1.1 million to repurchase our stock and approximately $400,000 for general corporate expenses. The remaining approximately $1.8 million is included in our working capital. We determined following the offering that repurchasing stock for the purpose of stabilizing the price was an appropriate use of funds that had not been contemplated at the time of the IPO. The business initiatives discussed in our prospectus under use of proceeds have not yet been undertaken and we are evaluating the proper use of our working capital.

         During April and November 2002, we repurchased 212,200 shares of our common stock sold in the public offering. This was done to stabilize the market for our stock. The total cost of the common stock purchased was $1,135,197 and is included as treasury stock on the accompanying statement of financial condition.

         Effective April 9, 2002, we granted 677,950 stock options pursuant to our 2000 Incentive Compensation Plan at a price of $6.00, which was the offering price in our initial public offering as of that date. Of the total stock options, 340,200 vest over a five year schedule commencing April 9, 2002. The remaining 200,000 vested immediately upon grant, however, only 100,000 can be sold during the first twelve months commencing April 9, 2002, and thereafter, 20,000 may be sold per year on a cumulative basis.

ITEM 5.  SELECTED FINANCIAL DATA

         The following selected consolidate financial data is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Prior to our IPO in April 2002, we were taxed as S Corporations, and, accordingly, our taxable income has been taxed directly to our shareholders. Unaudited pro forma information assumes that we were subject to federal income taxes and taxed as a C corporation at the statutory rates for the periods presented.

                                              2002            2001            2000            1999           1998
                                              ----            ----            ----            ----           ----
Statement of Income Data:
   Revenues:
     Clearing and order execution
       trading revenues, net......          $4,886,933      $7,724,244     $14,117,905     $10,441,910      $5,681,892
     Commissions and fees.........          13,001,503      10,428,857      10,939,186       6,134,454       2,022,433
     Order flow...................              37,968          52,005         456,184         102,806         149,246
     Interest.....................             349,732         741,812       2,694,630         829,381          66,675
     Other........................             204,572         563,341         234,784          89,752          13,753
                                           -----------     -----------     -----------     -----------      ----------
                                           $18,480,708     $19,510,259     $28,442,689     $17,598,303      $7,933,999
                                           -----------     -----------     -----------     -----------      ----------

   Expenses:
     Employee compensation and
       benefits...................          $7,934,805       7,545,078      11,541,916       5,938,502       2,715,069
     Commission and clearing costs           6,672,360       4,210,434       3,821,323       1,631,139       1,345,528
     Order flow payments..........           1,001,593       2,183,296       3,391,663       2,775,599       1,661,488
     Interest.....................              76,881         582,301       1,130,222         463,345          44,363
     Communications and data
       processing.................             762,036         527,474       1,242,610         807,187         179,975
     General and administrative...           3,426,608       2,629,370       4,183,744       1,923,101         627,699
     Advertising..................              82,019         297,025         533,634         601,104         269,293
     Impairment loss .............           1,001,474
                                           -----------     -----------     -----------     -----------      ----------
                                            20,957,776      17,974,978      25,845,112      14,139,977       6,843,415
                                           -----------     -----------     -----------     -----------      ----------
   Net income (loss)..............          (2,477,068)     $1,535,281      $2,597,577      $3,458,326      $1,090,584
                                           ===========     ===========     ===========     ===========      ==========
   Earnings (loss) per share--
     basic and diluted............              ($0.54)          $0.38           $0.65           $0.86           $0.27
                                           ===========     ===========     ===========     ===========      ==========
   Unaudited pro forma
     information:
     Income (loss) before income
       taxes......................          (2,477,068)     $1,535,281      $2,597,577      $3,458,326      $1,090,584
     Provision for income taxes...                   0         577,700         977,500       1,300,000         410,000
                                           -----------     -----------     -----------     -----------      ----------
     Net income (loss)............          (2,477,068)       $957,581      $1,620,077      $2,158,326        $680,584
                                           ===========     ===========     ===========     ===========      ==========
     Pro forma earnings (loss)
       per share-- basic and
       diluted....................              ($0.54)          $0.24           $0.41           $0.54           $0.17
                                           ===========     ===========     ===========     ===========      ==========
     Weighted average shares
       outstanding-- basic and
       diluted....................           4,587,494       4,000,000       4,000,000       4,000,000       4,000,000
Balance Sheet Data (at period
   end):
   Total assets...................         $13,494,633     $17,575,416     $18,551,857     $22,166,240      $8,860,788
   Total liabilities..............           9,608,500      14,605,340      15,174,912      19,016,198       6,921,498
   Shareholders' equity...........           3,886,133       2,970,076       3,376,945       3,150,042       1,939,290


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

         We were incorporated in Florida during February 2000. Our business is conducted entirely through our wholly owned subsidiaries. We acquired all of the outstanding capital stock of Empire Financial Group, Inc. and Advantage Trading Group, Inc. from our co-chief executive officers, co-presidents and co-chairmen of the board, Kevin M. Gagne and Richard L. Goble, the former co-owners of these entities pursuant to a share exchange agreement. We subsequently formed Empire Investment Advisors, Inc. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

         Empire Financial Group, Inc. is our financial brokerage services subsidiary providing discount brokerage services directly to retail and institutional customers. Our retail customers can place their securities orders online through our secure website located at www.empirenow.com or over the telephone at 1-800-lowfees (1-800-569-3337). We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding mutual funds and bonds. Our brokers do not provide advice regarding specific equity securities or options.

         Empire Financial Group, Inc. also provides services to unaffiliated broker dealers and other financial institutions that want to provide expanded services to their retail customers under their own brand label. We refer to this as private label brokerage services. As of December 31, 2002 we provided private label brokerage services to 12 financial institutions. We provide their retail customers with the same level of service and full range of products offered to our own retail customers. We also charge our client's customer commissions and fees similar to those charged to our own retail customers. We pay these institutions fees based on transaction volume generated by their retail customers.

         In July 2001, we purchased specified assets of Centennial Capital Management Inc., consisting primarily of contract rights with independent registered representatives with an estimated useful life of approximately 3.3 years, and assumed specified liabilities, primarily contract obligations. Centennial was in the business of processing securities transactions for, and providing other support services to, independent registered representatives located throughout the United States. After we completed this transaction, most of these independent registered representatives began to process securities transactions through us. For a fee and a participation in their revenues, we provide these representatives with back office support, client statements and reports, branch office regulatory compliance and advisory services. These representatives typically pay all of their office and marketing expenses. The addition of these registered representatives did not require us to hire any additional support staff personnel, except for two prior employees of Centennial Management. We did, however, open an administrative office in Atlanta, Georgia.

         The purchase price was based upon the revenues generated by the former Centennial independent registered representatives who chose to process securities transactions through us during the three months ended December 31, 2001, and was determined to be approximately $2,126,000.

         In May 2001, we began offering fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary Empire Investment Advisors. These services are web-based and are delivered through a platform that combines a variety of independent third party providers. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of March 31, 2003 the annual fee is equal to approximately 85 basis points times the assets under management.

         Advantage Trading Group, Inc., our securities order execution subsidiary, provides execution services involving filling orders to purchase or sell securities received from approximately 75 independent broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our order execution trading revenues, net, from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing order execution services. At the end of each day, we normally close out our trade positions and do not maintain securities inventory in order to reduce our risks from market volatility.

         Advantage Trading Group, Inc. added clearing capabilities for our order execution business in 1996 and for our financial brokerage services business in 1998. Prior to that, we cleared all of our customer equity and option transactions through third-party clearing firms that processed our trades, prepared transaction confirmations and acted as the custodian for our customers' securities. Clearing services involve the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. We began hiring associates to perform these functions in August 1997 and incurred significant non-recurring costs to hire and train our associates, as well as systems integration costs during this period. The addition of clearing capabilities has allowed us to clear almost all of our total trades and to realize significant cost savings that allow us to competitively price our services. Our direct costs per transaction that we clear have decreased approximately 67% since implementing clearing operations.

         As of December 31, 2002, our subsidiary, Advantage Trading Group, Inc., provided clearing services for approximately 75% of the transactions initiated by our subsidiary Empire Financial Group, Inc. including approximately 90% of Empire Financial Group, Inc.'s retail transactions. In addition Advantage provides clearing services to eight unaffiliated broker dealers.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage industry. Our consolidated balance sheet is not separated into current and noncurrent assets and liabilities. Certain financial assets, such as investment securities are carried at fair market value on our consolidated statements of financial condition while other assets are carried at historic values.

     USE OF ESTIMATES

         Note 2 to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements for the periods presented. We believe that of our significant accounting policies, the valuation of customer lists (see also Note 5 to Consolidated Financial Statements) is based on estimates and assumptions that require complex, subjective judgments which can materially impact reported result.

     MARKET-MAKING ACTIVITIES

         Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed option contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

SOURCES AND DESCRIPTION OF REVENUES

     CLEARING AND ORDER EXECUTION TRADING REVENUES, NET

         Approximately 29% of our 2002 revenues, approximately 47% of our 2001 revenues, and approximately 62% of our revenues for 2000 consist of clearing and order execution trading revenues, net. We also provide clearing services to Empire Financial Group, Inc. and unaffiliated broker dealers. Our clearing services involve account settlement and delivery functions. Order execution revenues are generated from the difference between the price we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our order execution trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

     COMMISSIONS AND FEES

         Approximately 70% of our 2002 revenues, approximately 53% of our 2001 revenues and approximately 38% of our revenues for 2000 consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. The significant growth in our daily average trading volumes in the U.S. and major global equities markets, combined with our introduction of online trading services, has increased our trading volume.

     ORDER FLOW

         Less than 1% of our 2002 and 2001 revenues and approximately 2% of our revenues for 2000 consist of order flow payments. We send retail transactions to other broker dealers for execution in exchange for monthly payments, referred to as order flow payments, based on the number of shares involved in the transactions.

     INTEREST

         Approximately 2% of our 2002 revenues, approximately 4% of our 2001 revenues and approximately 9% of our revenues for 2000 consist of interest revenues. Interest revenues consist of profits from the interest we charge retail customers when they borrow from us, as well as interest earned on our interest-bearing assets.

     OTHER

         Approximately 1% of our 2002 revenues, approximately 3% of our 2001 revenues and approximately 1% of our revenues for 2000 consist of other income. Other income derives from miscellaneous fees (other than the clearing and order execution trading revenues, net and commissions and fees described above) charged to clients.

DESCRIPTION OF OPERATING EXPENSES

     EMPLOYEE COMPENSATION AND BENEFITS

         Employee compensation and benefits, which include salaries and wages, incentive compensation and related employee benefits and taxes, are our largest operating expenses, accounting for approximately 38% of our expenses during 2002, approximately 42% of our expenses during 2001 and approximately 45% of our expenses for 2000. Our registered representatives, who make up approximately 80% of our employees, are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

     COMMISSIONS AND CLEARING COSTS

         Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 32% of our 2002 expenses, approximately 23% of our 2001 fiscal year expenses and approximately 15% of our expenses for 2000 consist of commissions and clearing costs.

     ORDER FLOW PAYMENTS

         We make payments to other broker dealers to compensate them for directing trades to us for execution. We make these payments monthly based on either per share prices or total transaction value. Approximately 5% of our

2002 expenses, approximately 12% of our 2001 expenses and approximately 13% of our expenses for 2000 consist of order flow payments.

     INTEREST

         Interest expenses consist of interest charges associated with our interest-bearing liabilities such as customer credit balances and draws against our short-term bank loan, accounting for less than 1% of our 2002 expenses, approximately 3% of our expenses during 2001 and approximately 4% for 2000.

     COMMUNICATIONS AND DATA PROCESSING

         Communications and data processing expenses consist primarily of costs related to our computer systems. Communications expenses include costs associated with traditional communications expenses, such as voice telephone, and the costs to maintain our Internet access capabilities. These costs also include amounts paid to provide customers access to automated quote information, stock and option orders or account balance information. Approximately 4% of our 2002 expenses, approximately 3% or our 2001 expenses and approximately 5% of our expenses for 2000 consist of communications and data processing.

     GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses and other similar operating expenses, and accounted for approximately 16% of our expenses for 2002, approximately 15% of our expenses during 2001 and approximately 16% of our expenses for 2000.

     ADVERTISING

         Advertising expenses include television, online, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. These expenses accounted for less than 1% of our expenses in 2002 and approximately 2% of our expenses during 2001 and 2000.

RESULTS OF OPERATIONS

DECEMBER 31, 2002 COMPARED WITH DECEMBER 31, 2001

         In July 2001, we acquired certain assets of Centennial Capital Management, Inc., a securities broker dealer that provides a diversified range of retail brokerage services through independent financial advisors located in 50 states. Approximately five months of the Centennial operations, $2,366,000 and $1,925,000 of revenues and expenses, respectively, are included in our operating results for the year ended December 31, 2001.

         Total revenues for year ended December 31, 2002 decreased $1,029,551, or 5%, to $18,480,708 from $19,510,259 reported for the year ended December 31, 2001. This decrease was primarily due to the reasons described below:

o Clearing and order execution trading revenues, net in 2002 decreased $2,837,311, or 37%, to $4,886,933 from $7,724,244 in 2001, primarily due to an approximate 30% decrease in the number of order execution transactions and a decrease of approximately 7% in the profitability per order execution transaction primarily as a result of decimalization. The number of order execution trade transactions decreased from 240,825 during 2001 to 169,225 during 2002 due to a decline in the market and the economy.

o Commissions and fee revenues in 2002 increased $2,572,646, or 25% to $13,001,503 from $10,428,857 in 2001, primarily due to an increase in revenues earned in connection with our full service brokerage operations. In 2002, we processed approximately 149,400 transactions for our retail customers, versus approximately 134,000 in 2001, an increase of approximately 12%. Furthermore, our retail customer accounts totaled approximately 31,382 at December 31, 2002 compared to approximately 27,935 at December 31, 2001, an increase of approximately 12%, or a decrease of approximately 11% after reducing the December 31, 2002 total by approximately 6,500 retail customer accounts added through acquisitions. In addition, clearing fees in 2002 increased $722,184, or 118% to $1,333,465 from $611,281 in 2001. This increase in clearing fees revenue is attributable to the increase in transactions cleared.

o Order flow revenues in 2002 decreased $14,037, or 27%, to $37,968 from $52,005 in 2000, primarily reflecting a decrease in the number of trades for which order flow payments were received by us.

o Interest revenues in 2002 decreased $392,080, or approximately 53%, to $349,732 in 2002 from $741,812 in 2001 a decrease primarily attributable to a decrease in retail customers' margin account balances. The average month end customer margin balance for the year ended December 31, 2002 was $6,425,300, compared to $9,155,000 for the year ended December 31, 2001, a decrease of $2,729,700, or 30%. This decrease is offset by the decrease in interest expense paid during 2002.

o Other revenues in 2002 decreased $358,769, or 64%, to $204,572 from $563,341 in 2001, primarily as a result of the decrease in miscellaneous income and fee revenues.

         Total operating expenses in 2002 increased $2,982,798, or 17%, to $20,957,776 from $17,974,978 in 2001, primarily due to reasons described below:

o Commissions and clearing costs in 2002 increased $2,461,926, or 58.5% to $6,672,360 from $4,210,434 in 2001. This increase is primarily attributable to commissions and related costs incurred in connection with acquisitions consumated during 2002, partially offset by the overall decrease in volume and clearing costs associated with our existing institutional and retail operations. In 2002, we processed 149,400 transactions for our institutional and retail customers versus 134,000 in 2001, an increase of approximately 12%. When compared to related revenues, commissions and clearing costs increased by a greater percentage because of costs incurred in connection with the acquisitions consummated during 2002, partially offset by savings realized through our clearing operations.

o Order flow payments decreased $1,181,703, or 54%, to $1,001,593 in 2002 from $2,183,296 in 2001. This decrease is primarily attributable to a reduction in the number of trade transactions that required order flow payments.

o Interest expense in 2002 decreased $505,420, or 87%, to $76,881 from $582,301 in 2001, primarily due to a decrease in interest incurred on short-term borrowings and interest paid on customer credit balances. A portion of the decrease is attributable to smaller customer credit balances for which we pay interest. The average outstanding month end customer credit balance was approximately $7,209,000 in 2002, as compared to approximately $7,581,000 in 2001. The remaining decrease is attributable to decreased borrowings and lower interest rates on our short-term borrowing arrangement. At December 31, 2002 we had no short term borrowings outstanding and at December 31, 2001 our interest rate on short-term borrowing was 3%.

o Communications and data processing expenses in 2002 increased $234,562, or 44%, to $762,036 from $527,474 in 2001. This increase is primarily attributable to the addition of "non-capitalized" equipment to our "back office" platform, increasing our costs by approximately $185,700 from 2001. Our system technology has been changed, thereby reducing our costs while increasing our capacity to serve our customer base.

o General and administrative expenses in 2002 increased $797,237, or 30%, to $3,426,608 from $2,629,370 in 2001. This increase is primarily attributable to the increase of approximately $675,000 for amortization of intangible assets, the increase of $131,000 in computer consulting expenses, $110,000 in stationary, printing, and office supplies, $153,000 in rental expense, $72,557 in professional fees and $81,702 in client entertainment and marketing.

o Advertising expenses in 2002 decreased $215,006, or 72%, to $82,019 from $297,025 in 2001. This decrease in advertising was primarily due to ongoing changes in our overall marketing program, which includes an increasing use of Internet and other "non-traditional" marketing venues while decreasing the use of traditional marketing venues. As a percentage of total revenues, advertising expenses were approximately 0.5% in 2002 and 2% in each of 2001 and 2000.

o We performed an impairment analysis of our intangible assets. A "one time" adjustment of approximately $1.001 million was charged to expense, increasing the December 31, 2002 operating loss.

         As a result of the foregoing factors, net income in 2002 decreased $4,012,349 to ($2,477,068) compared to $1,535,281 in 2001.

DECEMBER 31, 2001 COMPARED WITH DECEMBER 31, 2000

         In July 2001, we acquired certain assets of Centennial Capital Management, Inc., a securities broker dealer that provides a diversified range of retail brokerage services through independent financial advisors located in 50 states. Approximately five months of the Centennial operations, $2,366,000 and $1,925,000 of revenues and expenses, respectively, are included in our operating results for the year ended December 31, 2001.

         Total revenues for year ended December 31, 2001 decreased $8,932,430, or 31%, to $19,510,259 from $28,442,689 reported for the year ended December 31, 2000. This decrease was primarily due to the reasons described below:

o Clearing and order execution trading revenues, net in 2001 decreased $6,393,661, or 45%, to $7,724,244 from $14,117,905 in 2000, primarily due to an approximate 20% decrease in the number of order execution transactions and a decrease of approximately 39% in the profitability per order execution transaction primarily as a result of decimalization. The number of order execution trade transactions decreased from 302,806 during 2000 to 240,825 during 2001.

o Commissions and fee revenues in 2001 decreased $510,329, or 5% to $10,428,857 from $10,939,186 in 2000, primarily due to a decrease in retail trading volume, partially offset by $2,366,000 in revenues earned from the Centennial operations. In 2001, we processed approximately 134,000 transactions for our retail customers, versus approximately 143,000 in 2000, a decrease of approximately 6%. Furthermore, our retail customer accounts totaled approximately 27,935 at December 31, 2001 compared to approximately 11,340 at December 31, 2000, an increase of approximately 146%, or approximately 5% after reducing the December 31, 2001 total by approximately 16,000 retail customer accounts added with the acquisition of Centennial. This decrease is also attributable to a decrease in clearing fees revenue. Clearing fees in 2002 decreased $70,346, or 10% to $611,281 from $681,657 in 2000. The decrease in clearing fees revenue is attributable to the decrease in transactions cleared.

o Order flow revenues in 2001 decreased $404,179, or 89%, to $52,005 from $456,184 in 2000, primarily reflecting a decrease in the number of trades for which order flow payments were received by us.

o Interest revenues in 2001 decreased $1,952,818, or 72%, to $741,812 in 2001 from $2,694,630 in 2000, a decrease primarily attributable to a decrease in retail customers' margin account balances. The average month end customer margin balance for the year ended December 31, 2001 was $9,155,000, compared to $20,107,000 for the year ended December 31, 2000, a decrease of $10,952,000, or 54%.

o Other revenues in 2001 increased $328,557, or 140%, to $563,341 from $234,784 in 2000, primarily as a result of the increase in miscellaneous income and fee revenues.

         Total operating expenses in 2001 decreased $7,870,134, or 30%, to $17,974,978 from $25,845,112 in 2000, primarily due to reasons described below:

o Employee compensation and benefits in 2001 decreased $3,996,838, or 35%, to $7,545,078 from $11,541,916 in 2000. The decrease in employee compensation and benefits was primarily due to a decrease in the number of employees. At December 31, 2001 we employed 65 people as compared to 100 people at December 31, 2000, a decrease of 35%.

o Commissions and clearing costs in 2001 increased $389,111, or 10% to $4,210,434 from $3,821,323 in 2000. This increase is primarily attributable to commissions and related costs incurred in connection with the retail operations acquired from Centennial, partially offset by the overall decrease in volume and clearing costs associated with our existing institutional and retail operations. In 2001, we processed 134,474 transactions for our institutional and retail customers versus 142,756 in 2000, a decrease of approximately 6%. When compared to related revenues, commissions and clearing costs increased by a greater percentage because of costs incurred in connection with the acquisition of Centennial, partially offset by savings realized through our clearing operations.

o Order flow payments decreased $1,208,367, or 36%, to $2,183,296 in 2001 from $3,391,663 in 2000. This decrease is primarily attributable to a reduction in the number of trade transactions that required order flow payments.

o Interest expense in 2001 decreased $547,921, or 49%, to $582,301 from $1,130,222 in 2000, primarily due to a decrease in interest incurred on short-term borrowings and interest paid on customer credit balances. A portion of the decrease is attributable to smaller customer credit balances for which we pay interest. The average outstanding month end customer credit balance was approximately $7,581,000 in 2001, as compared to approximately $13,205,000 in 2000. The remaining decrease is attributable to decreased borrowings and lower interest rates on our short-term borrowing arrangement. At December 31, 2001 and 2000, our interest rate on short-term borrowing was 2.75% and 7.0%, respectively.

o Communications and data processing expenses in 2001 decreased $715,136, or 58%, to $527,474 from $1,242,610 in 2000. This decrease is primarily attributable to the overall decrease in volume of transactions processed for order execution and retail trades, costs savings associated with a change in vendors providing certain data processing services, and costs savings incurred in connection with the continued growth of our clearing operations.

o General and administrative expenses in 2001 decreased $1,534,374, or 37%, to $2,629,370 from $4,183,744 in 2000. This decrease is primarily attributable to a decrease of approximately $854,000 for costs incurred in connection with a discontinued registration filing with the Securities and Exchange Commission (primarily professional fees, filing and registration fees, and printing costs), $442,000 in computer consulting expenses, $37,000 in depreciation expense, $99,000 in stationary, printing, and office supplies, $154,000 in customer write-offs, $192,000 in travel expenses, $293,000 loss on disposal of furniture and computers, partially offset by an increase of $31,000 in recruiting expenses $36,000 in client expenses, $62,000 in insurance expense, $33,000 in professional fees, $26,000 in seminars and trade shows, $33,000 in quote services, $38,000 in pre-employment expenses, $65,000 in registration fees, and $266,000 in amortization of customer list.

o Advertising expenses in 2001 decreased $236,609, or 44%, to $297,025 from $533,634 in 2000. This decrease in advertising was primarily due to ongoing changes in our overall marketing program, which includes an increase use of the Internet and volume discount purchasing of television space for advertising our products. As a percentage of total revenues, advertising expenses were approximately 2% in each of 2001 and 2000.

         As a result of the foregoing factors, net income in 2001 decreased $1,062,296, or 41%, to $1,535,281 compared to $2,597,577 in 2000. Net income does not reflect provisions for income taxes, given that we were an S corporation prior to our IPO in April 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet with the majority of our assets consisting of cash and cash equivalents and receivables from customers, brokers, dealers and clearing brokers arising from customer-related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans, which are typically secured with marketable equity securities.

         At December 31, 2002, we had shareholder's equity of $3,886,133, representing an increase of $916,057 from December 31, 2001. At December 31, 2001, we had shareholders' equity of $2,970,076, representing a decrease of $406,869 from shareholders' equity of $3,376,945 December 31, 2000. Cash and cash equivalents at December 31, 2002 were $4,146,857 compared to $2,327,029 at December 31, 2001 and $3,195,892 at December 31, 2000.

         Net cash provided by operating activities was $1,828,618 in 2002 and $3,362,392 in 2001 versus $5,999,454 used in operating activities in 2000. Our net cash provided by or used in operating activities is materially impacted by changes in the brokerage-related assets and liabilities of our subsidiary, Advantage Trading Group, Inc.

         Net cash used in investing activities was $283,113 in 2002, compared to net cash used by investing activities of $376,150 in 2001 and $190,917 in 2000. The decrease in 2002 was primarily due to a decrease in the purchase of property and equipment, partially offset by payments made (net of cash acquired) in connection with certain acquisitions consumated during 2002. The decrease in 2001 was primarily due to a decrease in the purchase of property and equipment, partially offset by payments made (net of cash acquired) in connection with the purchase of certain assets and liabilities of Centennial.

         Net cash provided by financing activities was $274,323 in 2002, compared to $3,855,150 used in financing activities for 2001. The net increase in 2002 was due to the issuance of our common stock less the purchase of treasury stock, payment of short-term borrowings, payment of contracts payable and shareholder distributions. Net cash used in financing activities was $3,855,150 in 2001, compared to $5,684,986 used by financing activities in 2000. The net decrease in 2001 was due to payments of $1,913,000 on our short-term bank loans plus $1,942,150 distributed to our shareholders.

         We have entered into three brokerage credit agreements with a commercial bank, pursuant to which the bank may, without any obligation to do so, advance to us the lesser of $25,000,000 or a percentage of the market value of our available collateral that is pledged to the bank. Borrowings under the agreements are due on demand and bear interest at rates quoted, from time to time, by the bank to us, which is currently the federal funds rate plus 100 basis points. The average interest rates charged by the bank to us were 2.75% during 2002, 5.0% during 2001 and 7.3% during 2000. Our available collateral under these agreements includes securities owned by our customers in margin accounts and securities owned by us which we elect to pledge to the bank. Our margin agreements with our customers permit us to pledge their securities as collateral for our bank loans. At December 31, 2002 we had no securities pledged. As of December 31, 2001, we had approximately $9,121,000 in securities owned by our customers in margin accounts and approximately $1,894,164 of securities owned by us eligible to pledge to the bank and could borrow from the bank, to the extent permitted by the bank, at least $6,264,747. The amount owed to the bank under these agreements was $1,032,000 at December 31, 2001, and it was collateralized by $4,053,000 of securities owned by our customers in margin accounts that were pledged to the bank. At December 31, 2000, the aggregate amount owed to the bank was $2,945,000 and was collateralized by $9,315,000 of securities owned by our customers in margin accounts that were pledged to the bank. The term of our current agreements expire May 31, 2003.

         Prior to our IPO in April 2002, we were an S corporation for federal and state income tax purposes and our taxable income had been taxed directly to our initial shareholders. We distributed $1,200,000 to our shareholders in April 2001 related to their tax liability for our taxable income for 2000 and distributed $732,294 in April and October 2002 related to their tax liability for our net income for 2001. In October 2002, we made a partial distribution of $133,647 and we plan to make an additional distribution of approximately $60,000 to the initial shareholders related to their income taxes arising from our taxable income from January 1, 2002 until completion of the IPO.

         Based on currently proposed plans and assumptions relating to the implementation of our business plan, we believe that our cash flow from operations, cash on hand plus lines of credit, will enable us to fund our planned operations, for at least 12 months and thereafter. If not, or if our plans change, or our assumptions change or prove to be inaccurate, or if our operating cash flow otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through financings or other sources. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

NET CAPITAL REQUIREMENTS

         Our broker dealer subsidiaries, Advantage Trading Group, Inc. and Empire Financial Group, Inc., are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Net capital positions of each of our broker dealer subsidiaries were as follows:

                                                     December 31,            December 31,           December 31,
                                                         2002                    2001                   2000
                                                         ----                    ----                   ----
Advantage Trading Group, Inc.:
   Alternative method elected November
   1999)
   Net capital............................           $2,460,080              $1,798,877              $2,630,281
   Required net capital...................              250,000                 250,000                 258,668
                                                     ----------              ----------              ----------
   Excess net capital.....................           $2,210,080              $1,548,877              $2,371,613
                                                     ==========              ==========              ==========

   Net capital as percentage of aggregate
     debit items..........................                30%                     16%                   20.34%

Empire Financial Group, Inc.:
   Net capital............................           $  476,235                $330,491                $877,012
   Required net capital...................              250,000                 250,000                 250,000
                                                     ----------              ----------              ----------
   Excess net capital.....................           $  226,235                $ 80,491                $627,012
                                                     ==========              ==========              ==========
   Ratio of aggregate indebtedness to net
     Capital..............................            4.01 to 1               4.90 to 1               1.21 to 1


SUBSEQUENT EVENTS

         On March 28, 2003, we established two special committees of directors. One of the special committees is authorized and empowered to manage the business and operations of both Empire Financial Group, Inc. and Empire Investment Advisors, Inc. The second special committee is authorized and empowered to manage the business and operations of Advantage Trading Group, Inc. The foregoing special committees shall each automatically cease to exist upon the earlier of (a) the consummation of the spin-off of Advantage Trading Group, Inc. from our company as described below and (b) June 30, 2003.

         On March 28, 2003, we entered into a non-binding letter of intent with our principal shareholders, Kevin M. Gagne and Richard L. Goble, dated March 28, 2003, confirming our interest in effectuating a spin-off of one of our wholly-owned subsidiaries, Advantage Trading Group, Inc. The consummation of the spin-off is subject to the execution of a definitive agreement between us and our principal shareholders that would provide for, among other things, (a) that we would distribute to all holders of our common stock, all shares of the common stock of Advantage Trading Group, Inc. (b) that we and the principal shareholders shall take all reasonable or necessary measures to effectuate the spin-off, (c) that each of the principal shareholders will vote in favor of this distribution, if the Securities and Exchange Commission, the American Stock Exchange or the State of Florida requires approval of the spin-off by our shareholders and (d) that the spin-off and other related transactions will be tax free to us and our shareholders.

         The definitive agreement would also provide that subsequent to the consummation of the spin-off, Mr. Goble and Mr. Gagne, would exchange their shares of our common stock and Advantage common stock, so that Mr. Goble will receive shares of Advantage common stock and Mr. Gagne will receive shares of our common stock. Following the share exchange, Mr. Goble would own approximately 80% of the Advantage common stock and Mr. Gagne would own approximately 80% of our common stock.

         There is no assurance that the definitive agreement will be executed or the distribution of Advantage common stock described above will be consummated.

         In connection with the approval of the proposed spin-off and establishment of the special committees of directors discussed above and as a result of other action taken by the board of director, all management and administrative disagreements between our Co-Chairmen of the Board and Co-Chief Executive Officers have been resolved. However, the Co-Chairmen of the Board and Co-Chief Executive Officers may disagree in the future regarding management and administrative decisions. Our bylaws, the Co-Chairmen's and Co-Chief Executive Officer's respective employment agreements and certain resolutions we adopted provide that our board of directors shall resolve any disagreements that may arise in the future. If the board of directors does not resolve such disagreements in a timely manner, our business may be materially adversely affected.

ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS 143 as of January 1, 2003.

         In April 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Statements No. 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of the entity's recurring operations. We adopted SFAS 145 as of January 1, 2003.

         In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We have not determined what impact, if any, will occur once SFAS is adopted on January 1, 2003.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

FACTORS AFFECTING OUR OPERATING, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

DECREASED TRANSACTION VOLUME COULD CONTINUE TO REDUCE OUR REVENUES.

         Our revenues depend on the volume of securities transactions that we handle for our customers. Transaction volume in the securities industry can fluctuate widely both in markets where prices are rising and also in markets where prices are falling and in connection with changes in regulatory requirements, industry practices or other factors. Our securities transaction volume decreased approximately 11.5% during 2002 compared to 2001 on top of a 16% decline during 2001 compared to 2000. Our order execution transaction volume decreased approximately 30% between 2001 and 2002 and approximately 20% between 2000 and 2001. Further decreases in the volume of transactions could result in reduced revenues and adversely affect our profitability.

OUR REVENUES COULD BE REDUCED SIGNIFICANTLY DUE TO MARKET PRICE FLUCTUATIONS.

         Our order execution services involve the purchase and sale of securities predominantly as principal, instead of buying and selling securities as an agent for our customers. As a result, we own securities or are required to buy securities to complete customer transactions. During the period that we own the securities, market prices could fluctuate significantly which could result in lost revenues to us and adversely affect our profitability.

A REDUCTION IN OUR COMMISSION RATES COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         Intense competition from existing and new brokerage services may harm our business. The market for online brokerage services is relatively new, rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. Discount brokerage firms may continue to reduce their commission rates in an effort to offer the lowest transaction costs to investors. Because many of our competitors have significantly greater financial, technical, marketing and other resources, offer a wider range of products and services and have more extensive client bases than we do, they may be able to respond more quickly to new or changing opportunities, technologies and client requirements than us. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than us. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. Many of these firms have greater transaction volume and offer a wider range of services than we do, which allows them to compensate for lower commission rates. Our commission fees for online trading start at $5.00 per trade.

OUR INDEPENDENT REGISTERED REPRESENTATIVES COULD LEAVE OR AFFILIATE WITH A COMPETITOR.

         The independent registered representatives can terminate their relationship with us on little or no notice and could associate with another broker dealer. The independent registered representatives can transfer their client accounts which could adversely affect our revenues.

DISAGREEMENTS BETWEEN OUR CO-CHIEF EXECUTIVE OFFICERS COULD HINDER OUR GROWTH.

         Our management team is currently headed by our co-chairmen, co-chief executive officers and co-presidents, Kevin M. Gagne and Richard L. Goble. Our co-chairmen of the board and co-chief executive officers may disagree in the future regarding management and administrative decisions. Our bylaws, the co-chairmen's and co-chief executive officer's respective employment agreements and certain resolutions we adopted provide that our board of directors shall resolve any disagreements that may arise in the future. If the board of directors does not resolve any disagreements in a timely manner, our business may be materially adversely affected.

SINCE KEVIN M. GAGNE AND RICHARD L. GOBLE OWN MOST OF OUR COMMON STOCK AND CONTROL US, MINORITY SHAREHOLDERS WILL HAVE LITTLE SAY IN THE DIRECTION OF THE COMPANY.

         Our co-chairmen, co-chief executive officers and co-presidents, Kevin
M. Gagne and Richard L. Goble, beneficially own approximately 80% of our common stock. Accordingly, these two individuals control us and have the power to, among other matters, to elect all directors, increase our authorized capital stock or cause us to dissolve, merge or sell our assets. Messrs. Gagne and Goble have also entered into a voting agreement under which they have agreed that corporate actions requiring their vote as shareholders will require the approval of both of them, so that neither of them can act unilaterally, thus strengthening their collective control of us. The voting agreement provides that, if Messrs. Gagne and Goble are unable to agree as to a particular proposal to be voted upon by our shareholders, (a) they each agree to vote their shares of our common stock in favor of adjourning the shareholder meeting to a future date and (b) if they still cannot agree, they each agree to abstain from voting, which may have the effect of preventing the other shareholders from approving the proposal. Messrs. Gagne and Goble also have entered into a shareholder agreement pursuant to which each of them has granted to the other a right of first refusal (except in limited circumstances) to purchase any shares of our common stock owned by them, thus further strengthening their collective control of us.

         Each of Messrs. Gagne and Goble also has entered into an employment agreement with us for an initial term expiring on December 31, 2005. As a result, they have the right to control our business and operations as our most senior officers.

A REDUCTION IN ORDER FLOW PAYMENTS COULD NEGATIVELY IMPACT REVENUES.

         We have arrangements with various investment banking and securities brokerage firms under which we pay them to send their trade orders to us for execution. This is known as paying for order flow. To attract order flow, we must be competitive on:

o        providing enhanced liquidity to our customers;

o        the speed of our order execution;

o        payment for order flow;

o        the sophistication of our trading technology; and

o        the quality of our customer service.

Loss of the ability to have orders routed to us in this manner could reduce our transaction volume and therefore reduce our revenues and adversely affect our profitability.

WE ARE SUBJECT TO SECURITIES REGULATION AND FAILURE TO COMPLY COULD SUBJECT US TO PENALTIES OR SANCTIONS THAT COULD HARM OUR BUSINESS.

         Our business is subject to federal and state laws regulating the securities industry. In addition, the Securities and Exchange Commission, or the SEC, the National Association of Securities Dealers, Inc., or the NASD, and other self-regulatory organizations, as well as the various stock exchanges and state securities commissions, require strict compliance with their rules and regulations. Broker dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

         Errors in performing clearing functions and failure to comply with related regulatory requirements could create liabilities to affected customers and lead to civil penalties imposed by the SEC or the NASD. Clearing services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing securities firms are subject to substantially more regulatory control and examination than non-clearing firms because clearing operations involve substantial risks of liability to customers due to clerical errors related to the handling of customer funds and securities. We are also required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of our customers.

         Failure to comply and disputes concerning compliance with any of these laws, rules or regulations could result in substantial expenses for us as well as censure, fines, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

POTENTIAL GOVERNMENTAL REGULATION OF THE INTERNET AND ONLINE COMMERCE COULD HARM OUR BUSINESS.

         Our business could be harmed by future legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and other online services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our trading systems and services and increase our cost of doing business.

FAILURE TO COMPLY WITH NET CAPITAL REQUIREMENTS COULD SUBJECT US TO SUSPENSION OR REVOCATION OF OUR BROKER DEALER REGISTRATION BY THE SEC OR EXPULSION BY THE NASD.

         We are subject to stringent rules promulgated by the SEC, the NASD and various other regulatory agencies with respect to the maintenance of specific levels of net capital by securities brokers. Failure to maintain the required net capital may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD or other regulatory bodies and ultimately could require our liquidation. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations that require the intensive use of capital, such as the financing of client account balances.

FAILURE TO QUALIFY AS A FOREIGN CORPORATION COULD RESULT IN THE IMPOSITION OF TAXES AND PENALTIES THAT WOULD INCREASE OUR COSTS.

         Our subsidiaries Advantage Trading Group, Inc. and Empire Financial Group, Inc. are both currently registered as broker dealers in all 50 states as well as Puerto Rico, but are qualified to do business as a foreign corporation in only a few states. Because our services are available over the Internet and we have customers in many states, we and/or any of our subsidiaries may be required to qualify as a foreign corporation. If we fail to qualify as a foreign corporation in states that may require such qualifications, we may be penalized.

EMPLOYEE MISCONDUCT COULD RESULT IN REGULATORY SANCTIONS AND UNANTICIPATED
COSTS.

         Because our business involves handling cash and marketable securities on behalf of our customers, employee misconduct could result in unknown and unmanaged risks or losses. Misconduct by employees could also include binding us to transactions that exceed authorized limits or present unacceptable risks or hiding from us unauthorized or unsuccessful activities.

IF OUR RETAIL CUSTOMERS DO NOT REPAY US FOR CREDIT WE EXTEND TO THEM, OUR FINANCIAL CONDITION COULD BE NEGATIVELY IMPACTED.

         Periods of volatile markets increase the risks inherent in extending credit to the extent that we permit our retail customers to purchase securities on a margin basis. Under such circumstances the value of the collateral held by us could fall below the amount borrowed by the customer. We may then be required to sell or buy securities at prevailing market prices and incur losses to satisfy customer obligations. As of December 31, 2002, we had extended approximately $5,772,000 in credit to our retail customers, accounting for approximately 42% of our total assets. We may be required to sell or buy securities at prevailing market prices and incur losses to satisfy customer obligations which could have a substantial negative impact on our financial condition.

IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES IN A COST-EFFECTIVE MANNER, WE MAY LOSE BUSINESS.

         Our future success will depend, in part, on our ability to develop and use new technologies, respond to technological advances, enhance our existing services and products, and develop new services and products in a timely and cost-effective manner. The market for brokerage services and, particularly, electronic brokerage services over the Internet, is characterized by rapid technological change, changing client requirements, frequent service and product enhancements and introductions, and emerging industry standards. The introduction of services or products embodying new technologies and the emergence of new industry standards can render existing services or products obsolete and unmarketable.

INTERRUPTION OR LOSS OF CONTENT PROVIDED BY THIRD PARTIES COULD CAUSE US TO LOSE CUSTOMERS, HARMING OUR BUSINESS.

         We rely on third-party content providers for much of the financial information we offer through our website and are therefore dependent on the ability of third-party content providers to deliver content in a timely and consistent manner. Interruption or termination of our existing third-party content supply would require us to seek content from other third parties. Delays in obtaining replacement content could cause us to lose customers.

DISRUPTION OF OUR COMPUTER SYSTEMS AND/OR THOSE OF OUR VENDORS AND SYSTEMS FAILURES COULD CAUSE OUR REVENUES TO DECLINE AND OUR BUSINESS REPUTATION TO SUFFER.

         We rely heavily on various electronic media. We receive trade orders using the Internet and telephone. In addition, we process trade orders through our own systems and those of Bear Stearns Securities Corp., ABN Amro Incorporated, The Vantra Group, Inc. and Automated Data Processing, Inc. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them.

         Heavy system traffic during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our computer systems, those of our vendors, or any other systems in the trading process (e.g., online service providers, record keeping and data processing functions performed by third parties and third-party software such as Internet browsers) could cause clients to suffer delays in trading. These delays could cause substantial losses for our clients and could subject us to claims from clients for losses, including litigation claiming fraud or negligence. Our computer systems are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or computer viruses.

IF OUR SYSTEMS SECURITY IS COMPROMISED, OUR REPUTATION MAY SUFFER AND WE MAY LOSE BUSINESS.

         Any compromise of our systems' security could harm our business. The secure transmission of confidential information over public networks is a critical element of our operations. We and our vendors rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise of our systems' security.

CLAIMS OF INFRINGEMENT MAY INCREASE OUR COSTS AND DISRUPT OUR BUSINESS.

         Other parties may claim that we infringe on their intellectual property rights. Regardless of whether any such claims are valid, claims of infringement could be time-consuming and expensive to defend, could divert our resources and our management's attention. If we are forced to stop using any software, systems or processes that are important to run our operations, our business may be disrupted and our costs significantly increased.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL WHEN WE NEED IT, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THE MARKETPLACE.

         We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. In the future, however, we may need to raise additional funds in order to support further expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We cannot assure you that additional financing will be available when needed on terms favorable to us or on terms that will not result in dilution to our existing shareholders. Our lines of credit are subject to annual renewal in May of each year. As of December 31, 2002 we had no outstanding balance under these lines of credit. We cannot assure you that our lines of credit will be renewed and if it not renewed it may affect our ability to operate.

WE RELY ON RELATIVELY FEW KEY PERSONNEL TO PROVIDE CRITICAL MANAGEMENT
FUNCTIONS.

         If one or more of such individuals leave the Company, our ability to manage our operations may be impeded and our business could be adversely impacted.

WE MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE WHICH WOULD REDUCE OUR STOCKHOLDER LIQUIDITY.

         On February 7, 2003, Gregory M. Misiak and James J. Schweiger, two of our independent directors who were on our audit committee, resigned from our board of directors. The rules of the American Stock Exchange require that each issuer listed on the AMEX have an audit committee comprised of at least three independent directors. As a result of their resignations, our board of directors and audit committee have only one independent director. We are requesting that the AMEX temporarily waive its independent director requirement while we search for two independent directors to fill these seats. If AMEX does not grant our request and allow us the opportunity to elect two new independent directors or if we cannot fill the two vacated seats in a timely manner, the AMEX may delist our securities. If our common stock is not listed on AMEX it may be more difficult for our stockholders to trade our stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

         Advantage Trading Group, Inc, which provides our clearing operations, seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advantage monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary.

         As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. We had no requirement for such funds at December 31, 2002. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $5,911,966 at December 31, 2002 and $8,990,457 at December 31, 2001 in the form of customer cash balances. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material effect on our earnings and cash flows.

         Our revenues and financial instruments are denominated in U.S. dollars, and we have not invested in derivative financial instruments or derivative commodity instruments

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Empire Financial Holding Company the accompanying notes thereto and the independent accountants' reports are included as part of this Form 10-K and immediately follow the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions held with respect to each director and executive officer:

      Name                 Age                 Position
      ----                 ---                 --------
Richard L. Goble............42    Co-Chief Executive Officer, Co-President and
                                    Co-Chairman of the Board
Kevin M. Gagne..............43    Co-Chief Executive Officer, Co-President and
                                    Co-Chairman of the Board
George R. Cupples...........52    Chief Financial Officer/Compliance and
                                    Secretary
John J. Tsucalas............63    Director

         Richard L. Goble is our co-chairman of the board, co-chief executive officer and co-president. He is also the president of Advantage Trading Group, Inc. Mr. Goble is responsible for the creation, development and management of our execution and clearing operations.

         Kevin M. Gagne is our co-chairman of the board, co-chief executive officer and co-president. He is also the president of Empire Financial Group, Inc., which he co-founded in 1990. Mr. Gagne was responsible for the creation of Empire's online trading operations and development of our institutional operations.

         George R. Cupples is our chief financial officer and has been our compliance officer and controller since August 1999. Mr. Cupples also became our secretary on March 20, 2003. From 1990 to 1999, Mr. Cupples worked for the SEC as an examiner of broker dealers for compliance with various federal and NASD rules and regulations. His activities also included reviewing litigation involving broker dealers in enforcement proceedings. From 1982 to 1990, he worked for the NASD examining broker dealers for compliance with net capital requirements, customer protection, sales practices and supervisory procedures

         John J. Tsucalas became a director upon completion of our IPO in April 2002. Since February 2000, Mr. Tsucalas has been chief executive officer and chief financial officer of Littlefield Adams & Company, a company engaged in the sale of men's apparel. He held these positions on an interim basis from July 1999 to February 2000. Since 1979 Mr. Tsucalas has also operated his own corporate financial services company, John James Tsucalas & Co. He is a chartered financial analyst.

DIRECTOR COMPENSATION

         We pay non-employee directors an annual retainer of $5,000, in addition to $500 per meeting, plus travel reimbursements. In addition, each non-employee director received stock options covering 20,000 shares of our common stock at an exercise price equal to the initial offering price of $6.00 per share under our 2000 Incentive Compensation Plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of their outstanding common stock, to file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports are required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been filed timely.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid during the last three fiscal years to our co-chief executive officers and each other executive officer whose annual compensation exceeded $100,000 during the three years ending December 31, 2002.

                                 Summary Compensation Table

                                                        Annual
                                             Fiscal  Compensation              Other Annual
   Name and Principal Position                Year      Salary       Bonus     Compensation
   ---------------------------                ----      ------      -------    ------------
Richard L. Goble ............................ 2002     $358,900        --        $432,971
  Co-Chief Executive Officer and ............ 2001      108,000    $200,000       600,000
  Co-Chairman of the Board .................. 2000      302,160        --         700,000

Kevin M. Gagne .............................. 2002      358,900        --         432,971
  Co-Chief Executive Officer and ............ 2001      108,000     200,000       600,000
  Co-Chairman of the Board .................. 2000      302,160        --         700,000

George R. Cupples ........................... 2002      126,300        --            --
  Chief Finance/Compliance Officer .......... 2001      127,700        --            --
                                              2000      120,200        --            --

Donald A. Wojnowski Jr ...................... 2002      103,579        --         471,438
  Vice President, Business Development ...... 2001      132,024        --         106,472
                                              2000       60,000        --         131,751

         "Bonus" for Messrs. Gagne and Goble consists of a $200,000 bonus earned by each individual for fiscal year 2001, half of which was paid during 2001 and the other half of which was paid during 2002.

         "Other Annual Compensation" for Messrs. Goble and Gagne consists of distributions to these individuals as shareholders related to their tax liability for our taxable income for the prior calendar year and for Mr. Wojnowski consists of brokerage commissions.

         Mr. Wojnowski resigned as Vice President, Business Development, in February 2003.

EMPLOYMENT AGREEMENTS

         We have employment agreements with each of Messrs. Gagne and Goble which provide that each of them shall serve as our co-chairman of the board, co-chief executive officer and co-president. Each of these agreements provides for annual base compensation of $375,000. In addition, each of these agreements provides incentive and other compensation and benefits to the executive. These employment agreements have an initial term expiring on December 31, 2005. Beginning on January 1, 2003, and each following January 1, the term of each agreement will be automatically extended for one additional year unless we give written notice of termination to the employee not later than at least 180 days prior to that date. As a result, if we elect to terminate either of these agreements we will be obligated to employ the employee for at least two and a half years after making this election to terminate. These agreements may also be terminated by us after a conviction of (and such conviction is sustained on all appeals) or the entry of a plea of guilty by the employee to a felony, if the employee materially breaches the agreement which is not cured within ten days, if the employee commits any act or omission constituting willful misconduct, gross negligence, fraud, misappropriation, embezzlement or competitive business activities which we believe could cause us material harm or upon the employee's disability as defined in the employment agreement. Each of these employment agreements contains confidentiality provisions and also non-competition provisions during the term of the agreement and for two years thereafter, which prohibits him from engaging in the securities brokerage business in the State of Florida or using the Internet.

         Messrs. Gagne and Goble each may terminate his agreement at any time upon 90 days prior written notice. If either Mr. Gagne or Mr. Goble terminates his agreement because he is assigned duties that are materially inconsistent with his current position, because of our material breach of his agreement or as a result of a change in control or if we terminate the agreement without cause, then we must compensate him for the remainder of the term. In the event we terminate the agreement because of the employee's disability, we must pay that employee his base salary until the earlier of nine months after his termination or the date on which his long-term disability insurance payments begin.

         We have also entered into an employment agreement with Donald Wojnowski Jr., effective as of December 27, 2000, which provides that he shall serve as Vice President, Business Development. Mr. Wojnowski resigned in February 2003 as Vice President, Business Development, but continues to serve as our employee.

INDEMNIFICATION AGREEMENTS

         We have entered into indemnification agreements with each of our directors and executive officers. Under these agreements, we have agreed to indemnify them against certain liabilities and expenses in proceedings other than those we bring against them that they become involved in because of their status as a director, officer or agent of ours. In order to be entitled to indemnification, they must have acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceedings, had no reasonable cause to believe their conduct was unlawful. With respect to any action brought by us or in our right, a director or executive officer will also be indemnified, to the extent not prohibited by law, for liabilities and expenses they reasonably incur if a court determines they acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interests. Under the terms of the agreement, no legal action can be brought by us or on our behalf against a former officer or director more than two years after the officer or director has ceased serving us in that capacity, if the action would give rise to a claim for indemnification.

OPTION GRANTS IN FISCAL 2002

         The following table sets forth each grant of stock options during the fiscal year ended December 31, 2002 to each of the named executive officers. No stock appreciation rights were granted to these individuals during that year.

                                                 Individual Grants
                                ---------------------------------------------------
                                             % of Total                               Potential Realizable Value
                                Number of     Options                                   at Assumed Annual Rates
                               Securities    Granted to                               of Stock Price Appreciation
                               Underlying    Employees    Exercise or                     for Option Term (1)
                                 Options     in Fiscal     Base Price    Expiration   ---------------------------
            Name                 Granted        Year      (per share)       Date          5%             10%
            ----                 -------        ----      -----------    ----------   ----------        ---------
Richard L. Goble.........          --            --            --            --               --               --
Kevin M. Gagne...........          --            --            --            --               --               --
George R. Cupples........         50,000        8.7%         $6.00       5/30/2012      $188,668         $478,123
Donald A. Wojnowski Jr...        200,000       34.8%         $6.00       5/30/2012       754,674        1,912,491

----------------
(1) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the Securities and Exchange Commission. The actual value, if any, a named executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, if the executive were to sell the shares on the date of exercise. Therefore, the value realized may not be equal to or near the potential realizable value as calculated in this table.

AGGREGATED OPTION EXERCISES IN 2002 AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning the exercise of stock options by the named executive officers during the fiscal year ended December 31, 2002 and unexercised stock options held by the named executive officers as of December 31, 2002. There were no exercises of options during 2002.

                                        Number of Securities Underlying        Value of Unexercised In-the-Money
                                        Unexercised Options Held as of        -----------------------------------
                                               December 31, 2002              Options as of December 31, 2002 (1)
               Name                     Exercisable       Unexercisable        Exercisable        Unexercisable
Richard L. Goble...............                 --                 --             --                   --
Kevin M. Gagne.................                 --                 --             --                   --
George R. Cupples..............                 --             50,000             --                   --
Donald A. Wojnowski Jr.........            100,000            100,000             --                   --

--------------------
(1) Value of unexercised in-the-money options is the sum of the value of each option granted, calculated on a grant by grant basis. The value of each option is equal to of the product of the number of shares that could be acquired upon the exercise of unexercised options as of the end of 2002 multiplied by the difference between the exercise price for the grant and the year-end market price, of $0.92 per share, excluding grants for which the difference is equal to or less than zero. All grants had an exercise price greater than the year-end market price.

2000 INCENTIVE COMPENSATION PLAN

         We adopted the 2000 Incentive Compensation Plan, which is designed to serve as an incentive for retaining qualified and competent directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options will be granted to certain persons in proportion to their contributions to our overall success as determined by the board of directors, or committee thereof, in their sole discretion.

         Our board of directors, or a committee thereof, administers and interprets the 2000 Plan and is authorized to grant options to all eligible employees, directors and executive officers (whether current or former employees), as well as consultants and independent contractors. The 2000 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-statutory stock options. Incentive stock options may only be granted, however, to employees. Options can be granted under the 2000 Plan on the terms and at the prices determined by the board of directors, or a committee thereof, except that the per share exercise price of incentive stock options granted under the 2000 Plan will not be less than the fair market value of the common stock on the date of grant and, in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of the fair market value as defined in the 2000 Plan.

         Options under the 2000 Plan that would otherwise qualify as incentive stock options will not be treated as incentive stock options to the extent that the aggregate fair market value of the shares covered by the incentive stock options which are exercisable for the first time by any individual during any calendar year exceeds $100,000.

         Options and stock appreciation rights granted under the 2000 Plan would not be exercisable after the period or periods specified in the option agreement. Options and stock appreciation rights granted under the 2000 Plan are exercisable no later than ten years from the date of the grant. Incentive stock options are not transferable. The optionee may transfer non-statutory stock options and stock appreciation rights by will or the laws of descent and distribution. Adjustments in the number of shares subject to options and stock appreciation rights granted under the 2000 Plan can be made by the board of directors or the appropriate committee in the event of a stock dividend or re-capitalization resulting in a stock split-up, combination or exchange of shares. The maximum number of shares which may be granted as restricted stock or underlying stock options or SARs is 1,000,000.

         For each grant of restricted stock under the 2000 Plan, there shall be established a restricted period, which shall be no less than six months and no greater than five years and which may vary among the recipients of the restricted stock. Shares of restricted stock cannot be sold or otherwise transferred during the restricted period, but otherwise the holder of restricted stock shall have the same rights as all of our other shareholders. In the event that a holder of restricted stock leaves our employment during the restricted period (other than as a result of death or disability), then all shares of restricted stock that are still subject to the restrictions shall be forfeited and returned to us. If a holder is terminated as an employee by us without cause or by mutual agreement between the holder and us, then the administrator of the 2000 Plan, in its discretion, may release some or all of the shares from the restrictions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                             Equity Compensation Plan Information
                                            ----------------------------------------------------------------------
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                            Number of securities                                  under equity
                                              to be issued upon                                compensation plans
                                                 exercise of           Weighted-average      (excluding securities
                                            outstanding options,       exercise price of          reflected in
                                             warrants and rights     outstanding options,          column (a)
              Plan Category                    (in thousands)         warrants and rights        (in thousands)
              -------------                    --------------         -------------------        --------------
                                                     (a)                      (b)                     (c)
Equity compensation plans approved
   by security holders...............             648,100                    $6.00                  351,900
Equity compensation plans not
   approved by security holders(1)...                --                        --                     --
                                                  -------                    -----                  -------
Total................................             648,100                    $6.00                  351,900
                                                  -------                    -----                  -------

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth as of April 10, 2003 the information regarding beneficial ownership of our common stock, by (1) each person who owns beneficially more than 5% of our outstanding common stock, (2) each of our directors, (3) each of our executive officers and (4) all directors and executive officers as a group.

                                                                    Number of
                                                                   Shares Owned
                                                                    Subject to      Total Number
                                                                   Exercise of        of Shares
                                              Number of Shares      Options or      Beneficially     Percentage of
   Name and Address of Beneficial Owner            Owned             Warrants           Owned         Outstanding
   ------------------------------------            -----             --------           -----         -----------
Richard L. Goble(1)....................          2,093,100                --        2,093,100             43.7
Kevin M. Gagne (2).....................          2,018,100                --        2,018,100             42.2
George R. Cupples......................                100            10,000           10,100                *
John J. Tsucalas.......................              1,500            20,000           21,500                *
Donald A. Wojnowski Jr. ...............             13,500           120,000          133,500              2.7
All directors and executive officers
   as a group (7 persons)..............          4,121,200           150,000        4,271,200             86.5

----------------
* less than 1%
(1) Held by Richard L. Goble as trustee of the Goble Family Trust except for 5,100 shares held by G&G Holdings, Inc.
(2) Held by Kevin M. Gagne as trustee of the Gagne First Revocable Trust except for 5,100 shares held by G&G Holdings, Inc.

         The business address of all directors and executive officers is c/o Empire Financial Holding Company, 1385 West State Road 434, Longwood, Florida 32750.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We lease the facilities where our principal offices are located from G&G Holdings, Inc., a corporation owned by our principal shareholders, co-chairmen of the board and co-chief executive officers, Messrs. Gagne and Goble. The lease expires on May 31, 2009 and provides for average rent of approximately $23,000 per month, plus sales and property taxes.

         Prior to our IPO, we acquired all of the outstanding capital stock of each of Advantage Trading Group, Inc., Empire Financial Group, Inc. and Empire Investment Advisors, Inc. from Messrs. Gagne and Goble in exchange for a total of 4,000,000 shares of our common stock, issued in equal amounts to Messrs. Gagne and Goble.

         From time to time we paid dividends to our existing shareholders, Messrs. Gagne and Goble, during 2000, 2001 and 2002 in the amounts of $2,646,986, $1,942,150 and $865,941, respectively. Prior to our IPO in April 2002, we were an S corporation for federal and state tax purposes, and our taxable income is a direct liability of our shareholders. As payment to Messrs. Gagne and Goble, to assist them in the payment of their estimated income tax liability related to our 2001 taxable income prior to the offering, we made a distribution to them in April and October 2002 of a total of $732,294 which equals approximately 39.1% of our taxable income from January 1, 2001 through December 31, 2001. We made a partial distribution of $133,647 in October 2002 and plan to make an additional distribution of approximately $60,000 to Messrs. Gagne and Goble related to their income taxes arising from our taxable income from January 1, 2002 until completion of the IPO.

         On March 28, 2003, we entered into a non-binding letter of intent with our principal shareholders, Kevin M. Gagne and Richard L. Goble, dated March 28, 2003, confirming our interest in effectuating a spin-off of one of our wholly-owned subsidiaries, Advantage Trading Group, Inc. The consummation of the spin-off is subject to the execution of a definitive agreement between us and our principal shareholders that would provide for, among other things, (a) that we would distribute to all holders of our common stock, all shares of the common stock of Advantage Trading Group, Inc. (b) that we and the principal shareholders shall take all reasonable or necessary measures to effectuate the spin-off, (c) that each of the principal shareholders will vote in favor of this distribution, if the Securities and Exchange Commission, the American Stock Exchange or the State of Florida requires approval of the spin-off by our shareholders and (d) that the spin-off and other related transactions will be tax free to us and our shareholders.

         The definitive agreement would also provide that subsequent to the consummation of the spin-off, Mr. Goble and Mr. Gagne would exchange their shares of our common stock and Advantage common stock, so that Mr. Goble will receive shares of Advantage common stock and Mr. Gagne will receive shares of our common stock. Following the share exchange, Mr. Goble would own approximately 80% of the Advantage common stock and Mr. Gagne would own approximately 80% of our common stock.

         There is no assurance that the definitive agreement will be executed or the distribution of Advantage common stock described above will be consummated.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including our CEOs and CFO.

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with the objective of ensuring that the information is accumulated and communicated to our management, including our CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         Our management, including the CEOs and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         The CEO/CFO evaluation of our disclosure controls and internal controls included a review of the controls' objectives and design, the controls' implementation and the effect of the controls on the information generated for use in this annual report. In the course of our evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. Our internal controls are also evaluated by our independent auditors in connection with their audit and review activities. The overall goals of these evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         In accord with SEC requirements, the CEOs and CFO note that, since the date of the evaluation to the date of this annual report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. However, management believes that we are still adapting to being a public company and that our internal controls may be improved. Management is reviewing possible improvement.

         Based upon our evaluation, our CEOs and CFO have concluded that our disclosure controls are generally effective to ensure that material information relating to Empire Financial Holding Company and its subsidiaries is made known to management, including the CEOs and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are generally effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. Management is reviewing ways to improve both our disclosure controls and our internal controls.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        2.1          Share Exchange Agreement among the Registrant, Kevin M. Gagne and Richard L. Goble (1)
        2.2          Amended and Restated Share Exchange Agreement among the Registrant, Kevin M. Gagne and
                     Richard L. Goble (1)
        3.1          Registrant's Articles of Incorporation(1)
        3.2          Registrant's Bylaws(1)
        3.3          Amendment to Sections 3.9 and 4.16 of Registrant's Bylaws.
        4.1          Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate(1)
        4.2          Form of Registrant's Common Stock Certificate(1)
        9.1          Voting Agreement between Kevin M. Gagne and Richard L. Goble(1)
        10.1         2000 Stock Option Plan(1)
        10.2         Employment Agreement between the Registrant and Kevin M. Gagne(1)
        10.3         Employment Agreement between the Registrant and Richard L. Goble(1)
        10.4         Employment Agreement between the Registrant and Donald A. Wojnowski Jr.(1)
        10.5         Lease between Advantage Trading Group, Inc. and G&G Holdings, Inc. relating to principal offices of Registrant located at 1385 W. Highway 434, Longwood, Florida(1)
        10.6         Lease between Empire Financial Group, Inc. and G&G Holdings, Inc. relating to principal offices of Registrant located at 1385 W. Highway 434, Longwood, Florida(1)
        10.7         Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)
        10.8         Clearing Agreement between Empire Financial Group, Inc. and Bear Stearns Securities Corp.(1)
        10.9         Firm Inventory Credit Agreement between Advantage Trading Group, Inc. and Mercantile Bank
                     National Association (now named Firstar Corporation), as amended(1)
        10.10        Remote Processing Agreement between SunGard Financial Systems, Inc. and Advantage Trading
                     Group, Inc.(1)
        10.11        Shareholders Agreement by and among the Registrant, Kevin M. Gagne and Richard L. Goble(1)
        10.12        Letter Agreement dated August 23, 2000 between the Registrant and Donald A. Wojnowski Jr.(1)
        10.13        Brokerage Credit Agreement between Advantage Trading Group, Inc. and Firstar Bank, N.A.(1)
        10.14        Letter of Intent, dated March 28, 2003, by and between Empire Financial Holding Company,
                     Kevin M. Gagne and Richard L. Goble(2)
        21.1         Subsidiaries of the Registrant
        99.1         Co-Principal Executive Officer Certification Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                     The Sarbanes-Oxley Act of 2002.
        99.2         Co-Principal Executive Officer Certification Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                     The Sarbanes-Oxley Act of 2002.
        99.3         Principal Financial Officer Certification Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                     The Sarbanes-Oxley Act of 2002.

------------------
(1) Incorporated by reference to the same exhibit number filed as part of Empire Financial Holding Company's Registration Statement on Form S-1, Registration No. 333-86365.

(2) Incorporates by reference to the same exhibit number filed as an exhibit to Empire Financial Holding Company's Current Report on Form 8-K dated March 28, 2003.


(b)  Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the year ended December 31, 2002:

         A report on Form 8-K was filed on October 29, 2002 reporting on Item 5, Other Events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPIRE FINANCIAL HOLDING COMPANY

                                        By: /s/ Richard L. Goble
                                            Richard L. Goble,
                                            Co-Chief Executive Officer


                                        By: /s/ Kevin M. Gagne
                                            Kevin M. Gagne,
                                            Co-Chief Executive Officer


                                        By: /s/ George R. Cupples
                                            George R. Cupples,
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                        Dated April 17, 2003

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURES                       TITLE                            DATE
     ----------                       -----                            ----

/s/ Richard L. Goble   Co-Chief Executive Officer and Director    April 17, 2003
--------------------      (Co-Principal Executive Officer)
Richard L. Goble


/s/ Kevin M. Gagne     Co-Chief Executive Officer and Director    April 17, 2003
------------------        (Co-Principal Executive Officer)
Kevin M. Gagne


/s/ George R. Cupples       Chief Financial Officer               April 17, 2003
---------------------     (Principal Accounting Officer)
George R. Cupples


/s/ John J. Tsucalas                Director                      April 17, 2003
--------------------
John J. Tsucalas

                                  CERTIFICATION

         I, Richard L. Goble, Co-Chief Executive Officer of Empire Financial Holding Company, certify that:

1. I have reviewed this annual report on Form 10-K of Empire Financial Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ Richard L. Goble
--------------------
Richard L. Goble
Co-Chief Executive Officer

                                  CERTIFICATION

         I, Kevin M. Gagne, Co-Chief Executive Officer of Empire Financial Holding Company, certify that:

1. I have reviewed this annual report on Form 10-K of Empire Financial Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ Keith M. Gagne
------------------
Kevin M. Gagne
Co-Chief Executive Officer

                                  CERTIFICATION

         I, George R. Cupples, Chief Financial Officer of Empire Financial Holding Company, certify that:

1. I have reviewed this annual report on Form 10-K of Empire Financial Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ George R. Cupples
---------------------
George R. Cupples
Chief Financial Officer

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                TABLE OF CONTENTS



Report of Independent Certified Public Accountants ....................     F-2


Consolidated Statements of Financial Condition
  December 31, 2002 and 2001 ..........................................     F-3


Consolidated Statements of Operations
  Years Ended December 31, 2002, 2001 and 2000 ........................     F-5


Consolidated Statements of Changes in Stockholders' Equity
  Years Ended December 31, 2002, 2001 and 2000 ........................     F-6


Consolidated Statements of Cash Flows
  Years Ended December 31, 2002, 2001 and 2000 ........................     F-7


Notes to Consolidated Financial Statements ............................     F-9


Schedule II - Valuation and Qualifying Accounts and Reserves ..........     F-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Empire Financial Holding Company and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Empire Financial Holding Company and subsidiaries as of December 31, 2002, and 2001, and the related consolidated statements of operations and shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Financial Holding Company and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Table of Contents to the Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Sweeney, Gates & Co.
Ft. Lauderdale, Florida
March 25, 2003 except for Note 3
which is as of March 28, 2003

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001


                                                           2002          2001
                                                           ----          ----
ASSETS

Cash and cash equivalents ........................    $ 4,146,857    $ 2,327,029
Receivables from customers .......................      5,772,216      8,774,765
Receivables from brokers and dealers and
   clearing organizations ........................      1,723,621      3,776,626
Deposits at clearing organizations ...............        631,687        535,237
Income taxes receivable ..........................        351,000              -
Property and equipment, net of accumulated
  depreciation of $163,962 and
  $90,752, respectively ..........................        109,879        111,466
Customer lists, net ..............................        331,390      1,811,777
Other assets .....................................        427,983        238,516
                                                      -----------    -----------

            Total assets .........................    $13,494,633    $17,575,416
                                                      ===========    ===========
Continued

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001


                                                          2002           2001
                                                          ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Short-term borrowings from bank ................    $         -    $ 1,032,000
  Accounts payable, accrued expenses
    and other liabilities ........................      3,413,044      2,731,576
  Payable to customers ...........................      5,661,667      8,990,457
  Payable to brokers and dealers and clearing
    Organizations ................................        472,436        116,152
  Due to S corporation stockholders ..............         61,353              -
  Contract payable ...............................              -      1,735,155
                                                      -----------    -----------

        Total liabilities ........................      9,608,500     14,605,340
                                                      -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized; none issued and outstanding              -              -
  Common stock, $.01 par value, 100,000,000
    shares authorized; 5,000,000 issued and
    outstanding in 2002 and 4,000,000 shares
    issued and outstanding in 2001 ...............         50,000         40,000
  Additional paid-in capital .....................      8,350,095        500,691
  Retained earnings ..............................     (3,378,765)     2,429,385
  Treasury stock, at cost, 212,200 shares at
    December 31, 2002 ............................     (1,135,197)             -
                                                      -----------    -----------

        Total stockholders' equity ...............      3,886,133      2,970,076
                                                      -----------    -----------

        Total liabilities and stockholders' equity    $13,494,633    $17,575,416
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  2002            2001           2000
                                                  ----            ----           ----
Revenues:
    Clearing and order execution trading
        revenues, net ...................    $  4,886,933     $ 7,724,244    $14,117,905
    Commissions and fees ................      13,001,503      10,428,857     10,939,186
    Order flow ..........................          37,968          52,005        456,184
    Interest ............................         349,732         741,812      2,694,630
    Other ...............................         204,572         563,341        234,784
                                             ------------     -----------    -----------

                                               18,480,708      19,510,259     28,442,689
Expenses:
    Employee compensation and benefits ..       7,934,805       7,545,078     11,541,916
    Commissions and clearing costs ......       6,672,360       4,210,434      3,821,323
    Order Flow Payments .................       1,001,593       2,183,296      3,391,663
    Interest ............................          76,881         582,301      1,130,222
    Communications and data processing ..         762,036         527,474      1,242,610
    General and administrative ..........       3,426,608       2,629,370      4,183,744
    Advertising .........................          82,019         297,025        533,634
    Impairment loss .....................       1,001,474               -              -
                                             ------------     -----------    -----------

                                               20,957,776      17,974,978     25,845,112
                                             ------------     -----------    -----------

Net income (loss) .......................    $ (2,477,068)    $ 1,535,281    $ 2,597,577
                                             ============     ===========    ===========

Earnings (loss) per share -
    basic and diluted ...................    ($      0.54)    $      0.38    $      0.65
                                             ============     ===========    ===========

Unaudited pro forma information (Note 4):
    Income (loss) before income taxes ...      (2,477,068)      1,535,281      2,597,577
    Provisions for income taxes .........               -         577,700        977,500
                                             ------------     -----------    -----------

Net income (loss) .......................    $ (2,477,068)    $   957,581    $ 1,620,077
                                             ============     ===========    ===========

Pro forma earnings (loss) per share -
    basis and diluted ...................    ($      0.54)    $      0.24    $      0.41
                                             ============     ===========    ===========
Weighted average shares outstanding .....       4,587,494       4,000,000      4,000,000
                                             ============     ===========    ===========

                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                                           F-5

                                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                               Common Stock       Additional                       Treasury Stock
                                           --------------------     paid-in       Retained      -----------------------
                                            Shares      Amount      capital       earnings       Shares       Amount
                                           ---------   --------   -----------    -----------    --------    -----------
Balance at January 1, 2000 .............   4,000,000   $ 40,000   $   224,379    $ 2,885,663          --  $          --
Capital contribution ...................          --         --       276,312             --          --             --
Net income .............................          --         --            --      2,597,577          --             --
Stockholders' distribution .............          --         --            --     (2,646,986)            --          --
                                           ---------   --------   -----------    -----------    --------    -----------

Balance at December 31, 2000 ...........   4,000,000     40,000       500,691      2,836,254          --             --

Net income .............................          --         --            --      1,535,281          --             --
Stockholders' distribution .............          --         --            --     (1,942,150)         --             --
                                           ---------   --------   -----------    -----------    --------    -----------

Balance at December 31, 2001 ...........   4,000,000     40,000       500,691      2,429,385          --             --

Contribution to capital of undistributed
   retained earnings from S corporation
   termination on April 9, 2002 ........          --         --     3,331,082     (3,331,082)         --             --
Stockholders' distribution .............          --         --      (865,941)            --          --             --
Distribution to be paid to S Corporation
    stockholders .......................          --         --       (61,353)            --          --             --
Issuance of common stock ...............   1,000,000     10,000     5,032,616             --          --             --
Issuance of stock options for services .          --         --       413,000             --          --             --
Purchase of treasury stock .............          --         --            --             --    (212,200)    (1,135,197)
Net loss ...............................          --         --            --     (2,477,068)         --             --
                                           ---------   --------   -----------    -----------    --------    -----------
Balance at December 31, 2002 ...........   5,000,000   $ 50,000   $ 8,350,095    $(3,378,765)   (212,200)   $(1,135,197)
                                           =========   ========   ===========    ===========    ========    ===========

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                                                           F-6

                          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002            2001          2000
                                                              ----            ----          ----
Operating activities:
  Net income (loss) ....................................   $(2,477,068)   $ 1,535,281    $ 2,597,577
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation .......................................        73,210         88,044        124,800
    Amortization of customer lists .....................       690,403        266,438             --
    Impairments ........................................     1,001,474             --             --
    Non-cash charge for options issued  for services ...       413,000             --             --
    Loss on disposal of furniture and equipment ........            --         45,846         93,634
    Non-cash contributions of rental expense ...........            --             --        276,312
    Change in assets and liabilities:
      Receivable from Customers.........................     3,002,549      3,213,816      3,596,421
      Receivable from brokers and dealers and
        clearing organizations .........................     2,053,005     (1,463,127)       (95,351)
      Deposits at clearing organizations ...............       (96,450)       171,908          4,154
      Income taxes receivable ..........................      (351,000)            --             --
      Other assets .....................................      (189,465)      (104,087)       177,980
      Accounts payable, accrued expenses
        and other liabilities ..........................       681,468       (171,011)     1,010,049
      Payable to customers .............................    (3,328,792)       206,492     (1,985,349)
      Payable to brokers and dealers
        and clearing organizations .....................       356,284       (427,208)       199,227
                                                           -----------    -----------    -----------

      Net cash provided by operating activities ........     1,828,618      3,362,392      5,999,454
                                                           -----------    -----------    -----------

Investing activities:
  Purchases of property and equipment ..................       (71,623)       (33,045)      (190,917)
  Purchase of assets ...................................      (211,490)      (343,060)            --
                                                           -----------    -----------    -----------

      Net cash used in investing activities ............   $  (283,113)   $  (376,105)   $  (190,917)
                                                           -----------    -----------    -----------
Continued
                         The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                 F-7

                          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                               2002           2001           2000
                                                               ----           ----           ----
Financing activities:
  Issuance of common stock .............................   $ 5,042,616  $          --  $          --
  Payments of contracts payable ........................    (1,735,155)            --             --
  Purchase of treasury stock ...........................    (1,135,197)            --             --
  Payment of short-term borrowings from bank ...........    (1,032,000)    (1,913,000)    (3,038,000)
  Stockholder distributions ............................      (865,941)    (1,942,150)    (2,646,986)
                                                           -----------    -----------    -----------

     Net cash provided by (used in) financing activities       274,323     (3,855,150)    (5,684,986)
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ...     1,819,828       (868,863)       123,551

Cash and cash equivalents at beginning of year .........     2,327,029      3,195,892      3,072,341
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year ...............   $ 4,146,857    $ 2,327,029    $ 3,195,892
                                                           ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...........................................   $    76,881    $   526,347    $ 1,130,222
                                                           ===========    ===========    ===========

    Income taxes .......................................   $   351,000    $        --    $        --
                                                           ===========    ===========    ===========

                         The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                 F-8

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


1.       NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - Empire Financial Holding Company (the "Company"), a Florida corporation, was formed on February 16, 2000 to acquire Empire Financial Group, Inc. ("Empire Group"), Advantage Trading Group, Inc. ("Advantage") and Empire Investment Advisors, Inc. ("Advisors"). All subsidiaries are wholly owned and all intercompany transactions and accounts have been eliminated in consolidation.

Empire Group, incorporated in Florida on August 20, 1990, is a securities broker dealer, which provides discount brokerage services to retail and institutional customers. Advantage, incorporated in Florida on July 18, 1995, is a securities broker dealer, which acts as principal in providing order execution services for independent broker dealers and also acts as a clearing broker for its affiliate, Empire Group and other broker dealers. Advisors, incorporated in Florida on September 10, 1999, is a fee-based investment advisory service, which offers its services to retail customers. The Company's executive office is located in Longwood, Florida. The Company operates in two primary business segments, retail brokerage services (Empire Group and Advisors) and order execution services (Advantage).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows.

RECEIVABLES FROM AND PAYABLE TO CUSTOMERS - Accounts receivable from and payable to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED - Securities owned, which are readily marketable, and securities sold, not yet purchased (short sales), are recorded at market value with unrealized gains or losses reflected in income. At December 31, 2002 and 2001, the Company had securities owned of approximately $22,000 and $4,172 respectively. At December 31, 2002 and 2001, the Company did not have any securities sold, not yet purchased.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Leasehold improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts, and any gains or losses are included in operations. Leasehold improvements are amortized using the straight-line method over the lease term. Depreciation and amortization on furniture and equipment are provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. The Company recorded losses on the disposal of property and equipment of $0, $45,846, and $93,634 for the years ended December 31, 2002, 2001, and 2000, respectively, which have been recorded in general and administrative expenses in the consolidated statements of operations.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending December 31, 2002. No impairments were recognized during the year ended December 31, 2002.

CUSTOMER LISTS - Purchased customer lists are amortized over the estimated useful lives of the customers. A significant portion of the customer lists is amortized over thirty-nine (39) months. Periodically, management tests the customer lists to determine the viability. If sufficient revenues are not produced, an impairment is recognized. Additionally, the Company must continue to periodically review intangible assets. See Footnote 5 for discussion.

SECURITIES TRANSACTIONS - Securities transactions and the related revenues and expenses are recorded on the trade date.

CLEARING AND ORDER EXECUTION TRADING REVENUES, NET - We provide clearing services to Empire Financial Group, Inc. and unaffiliated broker dealers. Our clearing services involve account settlement and delivery functions. Order execution trading revenues, net, are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. The Company typically acts as principal in these transactions and does not receive a fee or commission for providing order execution services.

COMMISSIONS AND FEES - Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction sales commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time.

ORDER FLOW REBATES - Empire and other brokerages utilize the Company as a clearing agent. The Company executes the trades and then rebates back to the brokerage firm for whom they are clearing an agreed upon amount for each trade in exchange for the flow of orders.

DEFERRED REVENUE - The Company defers commission revenue on annuity contracts when the issuer has a right to charge back commissions should the annuity owner surrender the contract. Commission revenue is recorded when charge back provisions expire.

ADVERTISING - Advertising costs are expensed as incurred.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

INCOME TAXES - The Company, Empire Group, Advantage and Advisors, each, with the consent of their shareholders, elected to be "S" Corporations under the Internal Revenue Code until April 9, 2002, at which time the Company completed its public offering and terminated its' S corporation election. Until that date, all taxable income or loss flowed through to the stockholders. Accordingly, no income tax expense or liability is recorded in the accompanying financial statements to April 9, 2002. The pro forma adjustments shown in the consolidated statements of operations reflect provisions for income taxes computed based upon statutory tax rates as if the Company had been subject to federal and state taxation during 2001 and 2000.

After April 9, 2002, the Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

MANAGEMENT ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The financial instruments of the Company are reported in the accompanying consolidated statement of financial condition at their carrying values, which approximate their fair values due to their short-term nature.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock. Options totaling 648,100 shares for the year ended December 31, 2002, were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive.

SEGMENT REPORTING - The Company reports its segment information according to Statement of Financial Accounting Standards Board No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The segments are reported based on management's approach for making operating decisions and addressing performance.

RECLASSIFICATIONS - Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS -

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, " Accounting for Asset Retirement Obligations" ("SFAS No. 143") which establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003.

In April of 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company will adopt SFAS 145 on January 1, 2003.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not determined what impact, if any, will occur once SFAS 146 is adopted on January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

3.       SUBSEQUENT EVENTS AND MANAGEMENT'S PLAN

As shown on the accompanying financial statements, the Company incurred a net loss of $2,477,068 for the year ended December 31, 2002. Management believes it has sufficient liquidity and cash resources to sustain the operations of the Company for the next twelve months. Also, the Company's co-chairmen of the board and co-CEOs have had management and administrative disputes which may have adversely affected the Company's business, operations and results of operations. In response to these losses and disputes, management and the board of directors have developed a plan to effectuate the return of the Company to profitability and to resolve any future management and administrative disputes and have entered into a non-binding letter of intent to distribute the stock of Advantage to the stockholders of the Company, which would result in splitting the Company's business segments (retail brokerage and order execution services). See note 16 for business segment information.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


3.       SUBSEQUENT EVENTS AND MANAGEMENT'S PLAN (CONTINUED)

Management and the board of directors have taken, and intend to take, such actions as may be necessary, including the reduction of costs, so that the Company will return to profitability. In addition, on March 28, 2003, (a) the board of directors established two separate board committees to operate each of the Company's wholly owned subsidiaries and (b) the Company executed a non-binding letter of intent that provided for the execution of a definitive agreement which would provide for, no later than June 30, 2003, among other things: (1) the distribution of all of the common stock of Advantage to holders of the Company's common stock; (2) the registration of Advantage's common stock with the Securities and Exchange Commission; (3) the resignation by one of the Company's co-chairmen of the board and co-chief executive officers from all offices held in the Company, Empire Group and Advisors, and resignation by the other of all offices held in Advantage; and (4) mutual releases of any claims among the parties. In addition, the definitive agreement would provide that within 90 days of the distribution of Advantage's common stock, the Company's co-chairmen and co-chief executive officers will sell or exchange with each other all shares held by one in the Company for all shares held by the other in Advantage. There is no assurance that the definitive agreement will be executed or the distribution of Advantage common stock described above will be consummated and, therefore, the accompanying financial statements do not reflect the affect of this distribution.

Notwithstanding the actions described above, any disputes between the co-chairmen of the board and co-CEO's that are not resolved in a timely manner may materially adversely affect the operations and financial condition of the Company and affect the ability of the Company to regain profitability.

There is also no assurance that management's business plan will be successful or that the Company will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.       PRO FORMA INFORMATION

The Company's and its subsidiaries S corporations election automatically terminated on April 9, 2002, with the completion of its public offering. Prior to that date, Empire Group, Advantage and Advisors, individually, with the consent of their stockholders, elected to be taxed as S corporations, which provide for taxable income of the respective companies to be included in the income tax returns of the individual stockholders. The pro forma adjustments shown in the consolidated statements of operation reflect provisions for income taxes computed based on statutory tax rates as if the Company had been subject to federal and state taxation during the periods presented.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


5.       ACQUISITION OF CUSTOMER LISTS AND IMPAIRMENT

On July 23, 2001, the Company acquired certain assets and assumed certain liabilities of Centennial Capital Management, Inc. ("Centennial"). Centennial was a securities broker dealer that provided a diversified range of retail brokerage services through independent registered representatives. The transaction has been accounted for as a purchase effective as of August 1, 2001.

The purchase price of $1,735,155 was based on the revenues of the former Centennial representatives for the three months ended December 31, 2001, and was reduced by the amount of assumed liabilities. The allocation of the purchase price is as follows:

         Cash ................................          $    25,000
         Receivable from clearing organization               22,571
         Customer lists ......................            2,078,214
                                                        -----------

                                                          2,125,785

           Total liabilities assumed .........             (390,630)
                                                        -----------

         Net assets acquired .................          $ 1,735,155
                                                        ===========

The revenue, net income and identifiable assets have been assigned to the retail brokerage services segment for segment information purposes.

Since the acquisition did not meet the conditions of a significant acquisition at the 20% or greater threshold, pro forma information has not been provided.


The customer list is being amortized at the projected average life of a registered representative and customers, which is estimated by the Company to be
3.3 years. In December of 2002, as a result of far lower revenues than anticipated and lower expected future cash flows, the Company determined that a partial impairment of the customer lists was required. Therefore, an impairment charge of $965,358 was recorded.

During the year ended December 31, 2002, the Company purchased two customer lists and registered representative relationships for $144,464. The consideration for both acquisitions was based on percentages of gross revenues generated or received by the Company. Revenues generated during the year ended December 31, 2002 were less than anticipated and therefore, the Company recorded impairment charges totaling $36,116.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


5.       ACQUISITION OF CUSTOMER LISTS AND IMPAIRMENT OF INTANGIBLE ASSETS
         (CONTINUED)

At December 31, 2002, customer lists consisted of the following:

         Customer lists at cost .........          $ 2,356,731
            Less accumulated amortization           (1,023,867)
            Less impairment charges .....           (1,001,474)
                                                   -----------

                                                   $   331,390
                                                   ===========

Amortization for the year ending December 31, 2002 was $690,403. Estimated amortization expense for the years ended December 31, 2003 and 2004 is approximately $166,000.


6.       CLEARING AGREEMENTS

In connection with its retail brokerage services business, the Company has clearing agreements with three unaffiliated firms. Under such agreements, the clearing brokers provide the Company execution and clearing services on a fully disclosed basis. In order to facilitate transactions with the unaffiliated clearing brokers, the Company maintained deposits of approximately $121,000 and $125,000 at December 31, 2002 and 2001, respectively, at the three unaffiliated firms. The deposits are included in deposits at clearing organizations in the consolidated statements of financial condition.


7.       RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Receivable from and payable to customers arise from cash and margin transactions executed by the Company on the customers' behalf. Receivables are collateralized by securities owned by customers with an estimated fair value of $6,697,000 and $9,121,000 at December 31, 2002 and 2001, respectively. Such collateral is not reflected in the accompanying consolidated statements of financial condition.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


8.       RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS AND CLEARING
         ORGANIZATIONS

Amounts receivable from and payable to brokers and dealers and clearing organizations consisted of the following at December 31, 2002 and 2001:

                                                          2002        2001
                                                          ----        ----
         Receivable:
           Securities failed to deliver .............  $   62,197  $  258,810
           Deposits on securities borrowed ..........     928,800   1,358,100
           Other amounts due from brokers and dealers     732,624   2,159,716
                                                       ----------  ----------

                                                       $1,723,621  $3,776,626
                                                       ==========  ==========

         Payable:
           Securities failed to received ............  $  207,257  $   10,414
           Payable to clearing organizations ........     139,874      18,749
           Order flow payable .......................      40,416      86,989
           Correspondent payable ....................      51,498           -
           Settlement payable .......................      33,391
                                                       ----------  ----------

                                                       $  472,436  $  116,152
                                                       ==========  ==========

Deposits on securities borrowed represent cash on deposit with other brokers and dealers relating to securities borrowed. If these deposits are not returned, the Company could sustain a loss if the market value of the securities borrowed declines.


9.       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2002 and 2001, accounts payable, accrued expenses and other liabilities consisted of the following:

                                           2002                2001
                                           ----                ----

         Accounts payable ....          $  479,596          $  440,054
         Cash overdrafts .....           1,092,139             835,053
         Accrued payroll .....             534,765             467,645
         Accrued payroll taxes              30,677              41,240
         Accrued rent ........             150,454             276,312
         Other accrued expenses            606,176             171,272
         Deferred revenue ....             519,237             500,000
                                        ----------          ----------

                                        $3,413,044          $2,731,576
                                        ==========          ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


10.      SHORT-TERM BORROWINGS FROM BANKS AND CASH OVERDRAFT

The Company maintains three lines of credit totaling $25,000,000 with a commercial bank collateralized by customer margin account securities and Company owned securities. Borrowings under the lines of credit bear interest at the bank's prime rate on commercial loans plus 2%. Loan amounts are restricted to a percentage of the market value of the related customer margin accounts or firm collateral securities, as applicable. The term of the current agreements expire on May 31, 2003, but are subject to termination at any time at the bank's discretion. The average interest rates on the lines of credit were approximately 2.75% and 5.0% during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, 2001, the Company pledged approximately $ 0 and $4,036,000 respectively, of non-fully or partially paid customer securities against the outstanding line of credit balances of $0 and $1,032,000 respectively. Additionally, at December 31, 2002 and 2001, the Company had cash overdrafts of approximately $ 1,092,000 and $579,000 due to the same bank. At December 31, 2001, the Company had a cash overdraft of approximately $256,000 due to another bank. The cash overdrafts are recorded in accounts payable on the statements of financial condition.


11.      EQUITY

On April 9, 2002, the Company sold 1,000,000 shares of common stock for $6,000,000. The total expenses incurred by the Company relating to the offering were $957,384, including underwriting commissions and other expenses. The net amount to the Company after deducting the total expenses incurred in the offering was $5,042,616. As of the date of the offering, the Company and its subsidiaries terminated their S corporation status and the Company will be taxed thereafter as a C corporation. The stockholders contributed all the retained earnings through April 9, 2002 totaling $3,331,082 to additional paid-in capital. The Company distributed $865,941 to the stockholders for the payment of individual income taxes while the Company was an S corporation. The Company accrued estimated payments to the stockholders for income taxes for 2002 in the approximate amount of $60,000.

During April 2002 and November 2002, the Company repurchased 212,200 shares of its common stock. The total cost of the stock repurchased was $1,135,197 and is included as treasury stock on the accompanying financial statements.

During March 2000, the Company adopted the 2000 Incentive Compensation Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contribution the overall success of the Company as determined by the board of directors or a committee thereof. Effective April 9, 2002, the Company granted 677,950 options for common stock, including 87,500 granted to consultants. All options, except for 200,000, vest over five years and expire in ten years from the date of grant. The 200,000 options vest immediately but only 100,000 can be sold within the first year.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


11.      EQUITY (CONTINUED)

The following table summarizes stock options at December 31, 2002:

                   Outstanding Stock Options                            Exercisable Stock Options
   --------------------------------------------------------        ------------------------------------
                                   Weighted                                     Weighted
                                    Average        Weighted                      Average      Weighted-
                                   Remaining       Average                      Remaining      average
     Exercise                     Contractual      Exercise                    Contractual    exercise
   Price range        Shares         Life           Price          Shares         Life          price
   -----------        ------         ----           -----          ------         ----          -----
      $ 6.00          648,100        9.28           $ 6.00         100,000        9.28         $ 6.00


The following table summarizes stock option activity for the year ended December 31, 2002:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                Shares              Price
                                                ------              -----
Outstanding at beginning of year                       -            $  0.00
Granted                                          677,950               6.00
Exercised                                              -               0.00
Cancelled                                        (29,850)              6.00
                                             -----------

Outstanding at end of year                       648,100            $  6.00
                                             ===========

Exercisable at end of year                       100,000
                                             ===========
Weighted average fair value of
   Options granted during the year           $      4.72
                                             -----------


The Company accounts for stock options using SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for employee options granted under the Plan.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


11.      EQUITY (CONTINUED)

As required by SFAS 123, pro forma disclosures regarding net income (loss) and earnings (loss) per share must be computed as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002:

                                       For the year ended
                                        December 31, 2002
                                        -----------------

Risk free interest rate                       5.22%
Expected lives                                 10
Expected volatility                          92.00%
Expected dividend yield                         -

The Company's pro forma information under SFAS 123 for the years ended December 31, 2002 were as follows:

                                            As               Pro
                                         Reported           Forma
                                         --------           -----

         Net loss                      $  (2,477,068)   $  (5,215,573)
                                       ==============   ==============
         Net loss per share - basic
         and diluted                   $        (.54)   $       (1.14)
                                       ==============   ==============

On April 9, 2002, the Company issued 87,500 options to consultants and charged operations for the fair value of the options in the amount of $413,000, using the Black Scholes Option Model using the same assumptions as above. Since operations were charged for these options, the pro forma information above does not duplicate these options.


12.      INCOME TAXES

The Company was taxed as an S Corporation until April 9, 2002. On this date, the Company terminated its S election and, thereafter is taxed as a C corporation.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


12.      INCOME TAXES (CONTINUED)

The tax effects generated after the Company became a C corporation, consisting of temporary differences and net operating loss carryforwards, which create deferred tax assets as of December 31, 2002, are as follows:

                     Intangible assets ......  $   575,000
                     Deferred revenue .......      195,000
                     Net operating losses ...      200,000
                                               ------------

                                                   970,000
                     Less valuation allowance     (970,000)
                                               ------------

                     Net deferred tax asset .  $        --
                                               ============

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The difference relates primarily to net operating losses, intangible assets (use of different lives for tax and financial purposes) and deferred revenue (taxable for tax and not recognized as revenue for financial purposes). A valuation allowance has been recorded due to the uncertainty of realizing the net deferred tax asset.

The Company had available at December 31, 2002, a net operating loss carryforward for federal and state tax purposes of approximately $500,000 that could be applied against taxable income in subsequent years through December 31, 2022. The tax effect of the net operating loss is approximately $200,000.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2002 was as follows:


         Income tax loss at federal statutory tax rate    (34.00)%
         State taxes, net of federal benefit .........     (3.63)%
         Valuation allowance                               37.63%
                                                           ------
         Provision for income taxes ..................        --%
                                                           ------

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


13.      COMMITMENTS AND CONTINGENCIES

RELATED PARTY COMMITMENTS

In November 1999, the Company entered into a lease agreement for operating facilities with a corporation owned by the two controlling stockholders of the Company. The lease contains escalating rental payments and expires in May 2009. Rental expense is reflected on a straight-line basis over the term of the lease. During the year ended December 31, 2001, the stockholders deferred payment of rent, and for the year ended December 2000, the stockholders waived payment of rent by the Company. For the year ended December 31, 2000, $276,312 was recorded as contributed to capital. During the year ended December 31, 2002, the Company overpaid the rent in the amount of $25,668. This amount is recorded as prepaid rent and will be utilized to offset rent payments in 2003.

At December 31, 2002, future minimum annual lease payments for the next five years, all of which relate to the operating facilities lease, were as follows:

                                2003  $  263,868
                                2004     277,062
                                2005     290,918
                                2006     305,460
                                2007     320,726

OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements (the "Agreements") with the co-chief executive officers of the Company. The terms of the Agreements commenced on April 9, 2002, the date the initial public offering was completed, and extend through December 31, 2005, unless cancelled earlier as provided for in the Agreements. The Agreements provide a base salary of $375,000 for each co-chief executive officer, plus bonuses and incentive compensation to be decided at the discretion of the board of directors. The Agreements automatically extend for a period of one additional year commencing January 3, 2003, and each year thereafter, unless written notice is delivered by either of the co-chief executive officers or the Company terminating the Agreement(s) by giving one hundred eighty (180) days notice of termination prior to January 1 of any year. The minimum amount to be paid to both of the co-chief executive officers under the Agreements in any full year is $750,000.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


13.      COMMITMENTS AND CONTINGENCIES (continued)

The Company entered into an employment agreement (the "Agreement") with Donald Wojnowski Jr., the vice president of development of the Company on December 27, 2000. Mr. Wojnowski resigned in February 2003 as Vice President, Business Development, but continues to serve as an employee of the Company.

Except for the Company's Atlanta office, the Company does not have lease agreements for its branch offices. The rent for the branch offices is paid by the independent registered representatives located in those offices. The Company's Atlanta office lease expires on August 31, 2004.

At December 31, 2002, future minimum annual rental payments for the Atlanta office were as follows:

                                 2003   14,479
                                 2004    9,875
                                       -------

                                       $24,354
                                       -------

The Company is a defendant or co-defendant in various lawsuits incidental to its retail brokerage services business. The Company is contesting the allegations of the complaints in these cases. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, management cannot state with certainty the eventual outcome of pending litigation or other claims. In the opinion of management, based on discussions with legal counsel, the outcome of the matters will not result in a material adverse effect on the financial position or results of operations of the Company.


14.      NET CAPITAL AND RESERVE REQUIREMENTS

The broker dealer subsidiaries of the Company are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members. This rule requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an alternative net capital requirement which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Advantage elected to use the alternative net capital calculation for the years ended December 31, 2002 and 2001.

The Company is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital equal to $250,000 and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis. At December 31, 2002, the Company had net capital of $476,235, which was $226,235 in excess of its required net capital of $250,000. The Company's ratio of aggregate indebtedness to net capital was 4.01 to 1. The Company claims exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


14.      NET CAPITAL AND RESERVE REQUIREMENTS (continued)

Net capital positions of the Company's broker dealer subsidiaries were as follows at December 31, 2002 and 2001:

                                                       2002         2001
                                                       ----         ----
    Advantage Trading Group:

    Net capital as a percentage of aggregate
      Debit items ................................       30.00%       16.00%

    Net capital ..................................  $2,460,080   $1,798,877
    Required net capital .........................  $  250,000   $  250,000

    Empire Group

    Ratio of aggregate indebtedness to net capital   4.01 to 1    4.90 to 1

    Net capital ..................................  $  476,235   $  330,491
    Required net capital .........................  $  250,000   $  250,000


Advantage is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At December 31, 2002 and 2001, Advantage was not required to maintain cash or securities in a special reserve account. However, Advantage had on deposit in the special reserve account approximately $419,132 and $478,000 at December 31, 2002 and 2001, respectively.

Empire Group is exempt from the provisions of Rule 15c3-3 under Paragraph
(k)(2)(ii) of the Rule as it clears all transactions with and for customers on a fully disclosed basis with affiliated and unaffiliated clearing brokers.


15.      OFF-BALANCE SHEET RISK

In the normal course of business, the Company purchases and sells securities as principal for its own account and on behalf of its customers. If either the customer or a broker dealer fails to perform, the Company could be required to discharge the obligations of the non-performing party. In these circumstances, the Company could sustain a loss of the market value if the security contract is different from the contract value of the transaction.

In addition, the Company may sell securities it does not own and will, therefore, be obligated to purchase such securities at a future date and may incur a loss if the market value of the securities increases subsequent to the date of sale. At December 31, 2002 and 2001, the Company had sold no securities that it did not own.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


15.      OFF-BALANCE SHEET RISK (CONTINUED)

In the normal course of business, the Company's customer clearance activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill customer's obligations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors margin levels daily and requires the customer to deposit additional collateral pursuant to such guidelines or to reduce positions.

The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event other parties are unable to meet contractual obligations to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.


16.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates in two primary business segments - retail brokerage services and order execution services. Retail brokerage services (including sale of equities, mutual funds and fixed income products) are provided on a discount basis to retail and institutional customers through online trading or through the branches of Empire Group. Retail brokerage services also include services provided through Advisors. Order execution services are conducted through Advantage, which fills orders to purchase or sell securities received from independent broker dealers on behalf of their retail customers. Advantage typically acts as principal in these transactions and derives order execution trading revenues, net, from the difference between the price paid when a security is bought and the price received when that security is sold. Advantage does not typically receive a fee or commission for providing order execution services. Advantage normally closes out of its trade positions at the end of each day and does not maintain securities inventory in order to reduce the risks from market volatility. Advantage also clears securities transactions for its own account and for its affiliate, Empire Group plus other unaffiliated broker dealers. The expenses of the Company and its identifiable assets are carried as corporate in the segment information.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


16.      FINANCIAL INFORMATION BY BUSINESS SEGMENT (continued)

The accounting policies of the Company's segments are the same as those described in the "Nature of Business and Summary of Significant Accounting Policies." All of the Company's financial transactions are transacted in the United States, and all long-lived assets are located in the United States. Information concerning operations in these segments of business is as follows at December 31, 2002. 2001 and 2000:

                                       2002            2001            2000
                                       ----            ----            ----

Revenue:
  Clearing and order execution
    services ...................   $  8,316,913    $  9,438,659    $ 16,492,993
  Retail brokerage services ....     13,841,355      10,587,008      13,014,486
  Eliminations .................     (3,677,560)       (515,408)     (1,064,790)
                                   ------------    ------------    ------------

                                   $ 18,480,708    $ 19,510,259    $ 28,442,689
                                   ============    ============    ============

Net Income (loss):
  Clearing and order execution
    services ...................   $   (981,344)   $    990,191    $  1,368,385
  Retail brokerage services ....     (1,261,139)        811,528       1,229,192
  Corporate ....................       (234,585)       (266,438)
                                   ------------    ------------    ------------

                                   $ (2,477,068)   $  1,535,281    $  2,597,577
                                   ============    ============    ============

Identifiable assets:
  Clearing and order execution
    services ...................   $ 10,657,069    $ 14,049,396    $ 16,506,832
  Retail brokerage services ....      2,961,433       2,539,131       2,045,025
  Corporate ....................      7,115,750               -               -
  Eliminations .................     (7,239,619)        986,889               -
                                   ------------    ------------    ------------

                                   $ 13,494,633    $ 17,575,416    $ 18,551,857
                                   ============    ============    ============

Eliminations represent revenues, investments in subsidiaries, receivables and payables from intercompany transactions. Most intercompany transactions are the result of clearing operations between Empire Group and Advantage. Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


17.      SELECTED QUARTERLY DATA

         2002

                                     First       Second         Third        Fourth
                                    Quarter      Quarter       Quarter       Quarter
                                    -------      -------       -------       -------
Net sales .......................  $5,450,590  $ 4,604,827   $ 4,550,434   $ 3,874,857

Income (loss) before income taxes     901,698     (405,738)     (455,043)   (2,517,985)

Provision for income taxes ......           -            -             -             -
                                   ----------  -----------   -----------   -----------

Net Income (loss) ...............  $  901,698  $  (405,738)  $  (455,043)  $(2,517,985)
                                   ==========  ===========   ===========   ===========

Basic and diluted earnings (loss)
   per share ....................  $     0.23  $      (.09)  $      (.09)  $     (0.59)
                                   ==========  ===========   ===========   ===========

Unaudited pro forma
   Information:
      Income (loss) before taxes   $  901,698  $  (405,738)
      Provision for income taxes      340,000     (153,000)
                                   ----------  -----------

   Net income (loss) ............  $  561,698  $  (252,738)
                                   ==========  ===========

Pro forma earnings (loss) per
   share - basic and diluted ....  $     0.14  $      (.05)
                                   ==========  ===========

Weighted average shares
   Outstanding ..................   4,000,000    4,740,112     4,802,800     4,795,952
                                   ==========  ===========   ===========   ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


17.      SELECTED QUARTERLY DATA

         2001

                                     First       Second         Third        Fourth
                                    Quarter      Quarter       Quarter       Quarter
                                    -------      -------       -------       -------
Net sales .......................  $6,932,845  $ 4,093,220   $ 4,167,075   $ 4,317,119

Income (loss) before income taxes     904,915      (28,730)      296,525       362,571

Provision for income taxes ......  $        -            -             -             -
                                   ----------  -----------   -----------   -----------


Net Income (loss) ...............  $  904,915  $   (28,730)  $   296,525   $   362,571
                                   ==========  ===========   ===========   ===========

Basic and diluted earnings (loss)
   per share ....................  $     0.23  $      0.00   $      0.07   $      0.08
                                   ==========  ===========   ===========   ===========


Unaudited pro forma
   Information:
      Income (loss) before taxes   $  904,915  $   (28,730)  $   296,525   $   362,571
      Provision for income taxes     (341,000)      11,000      (111,615)     (136,085)
                                   ----------  -----------   -----------   -----------


   Net income (loss) ............  $  563,915  $   (17,730)  $   184,910   $   226,486
                                   ==========  ===========   ===========   ===========

Pro forma earnings (loss) per
   share - basic and diluted ....  $     0.14  $      0.00   $      0.05   $      0.05
                                   ==========  ===========   ===========   ===========

Weighted average shares
   Outstanding ..................   4,000,000    4,000,000     4,000,000     4,000,000
                                   ==========  ===========   ===========   ===========

In the fourth quarter of 2002, the Company recorded an impairment charge of $1,001,500, see Note 5. In the second quarter of 2002, the Company recorded a $413,000 charge for options issued to consultants.

                                  EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                        SCHEDULE II - VALUATION AND QUALIFYING
                                                ACCOUNTS AND RESERVES

                               Balance at      Additions Charges      Additions      Deductions for
                              Beginning of       to Costs and         Charged to       payments or     Balance at End
                                 Period            Expenses         Other Accounts     Write-offs         of Period
                                 ------            --------         --------------     ----------           ------
Year ended
 December 31, 2002:

Allowance for impairment
 of intangible assets            $   --          $ 1,001,474            $  --            $  --           $ 1,001,474
                                 ======          ===========            =====            =====           ===========

The deferred income tax valuation has been omitted because such information is disclosed in note 12 to the consolidated financial statements.