Form 10-Q
period 2003-03-31
EMPIRE FINANCIAL HOLDING CO
filed 2003-05-15
CIK 1094320

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                         COMMISSION FILE NUMBER 1-31292



                        EMPIRE FINANCIAL HOLDING COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                      FLORIDA                           56-3627212
                      -------                           ----------
           (State or Other Jurisdiction              (I.R.S. Employer
         of Incorporation or Organization)          Identification No.)



                  1385 WEST STATE ROAD 434, LONGWOOD, FL 32750
                  --------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                  407-774-1300
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

As of April 30, 2003, there were 4,787,800 shares of common stock, par value $.01 per share, outstanding.

                                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                                    FORM 10-Q
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                      INDEX

                                                     PART I

                                              FINANCIAL INFORMATION

                                                                                                      PAGE NO.
Item 1.  Financial Statements................................................................................3

         Consolidated Statement of Financial Condition, March 31, 2003 (unaudited) and
           Consolidated Statement of Financial Condition, December 31, 2002..................................3

         Consolidated Statements of Income, Three Months Ended March 31, 2003 (unaudited) and 2002...........4

         Consolidated Statements of Cash Flows, Three Months Ended March 31, 2003 (unaudited) and 2002.......5

         Selected Notes to Consolidated Financial Statements.................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................10


                                                     PART II

                                                OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................11

Item 2.  Changes in Securities and Use of Proceeds..........................................................11

Item 3.  Defaults Upon Senior Securities....................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders................................................11

Item 5.  Other Information..................................................................................11

Item 6.  Exhibits and Reports on Form 8-K...................................................................11

         Signatures.........................................................................................12


                                                        2

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2003                2002
                                                                               -------------       -------------
                                                                                (UNAUDITED)
                                                                                 (NOTE 2)
ASSETS
Cash and cash equivalents...................................................   $   4,411,452       $   4,146,857
Receivables from customers..................................................       7,417,704           5,772,216
Receivables from brokers and dealers and clearing organizations.............       2,363,911           1,723,621
Deposits at clearing organizations..........................................         420,937             631,687
Income taxes receivable.....................................................         351,000             351,000
Furniture and equipment, net of accumulated depreciation of $183,816 and
   $163,962 respectively....................................................         101,753             109,879
Customer list...............................................................         284,140             331,390
Other assets................................................................         400,664             427,983
                                                                               -------------       -------------
Total assets................................................................   $  15,751,561       $  13,494,633
                                                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Accounts payable, accrued expenses and other liabilities ................   $   2,577,659       $   3,413,044
   Payable to customers.....................................................       9,283,687           5,661,667
   Payable to brokers and dealers and clearing organizations................         342,005             472,436
   Due to related parties...................................................          61,352              61,353
                                                                               -------------       -------------
     Total liabilities......................................................      12,264,703           9,608,500
                                                                               -------------       -------------

Shareholders' equity
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
     and outstanding........................................................              --                  --
   Common stock, $.01 par value; 100,000,000 shares authorized: 5,000,000
     shares issued and outstanding..........................................          50,000              50,000
   Additional paid-in capital...............................................       8,350,095           8,350,095
   Retained earnings........................................................      (3,778,040)         (3,378,765)
   Treasury stock, at cost, 212,200 shares at March 31, 2003................      (1,135,197)         (1,135,197)
                                                                               -------------       -------------
     Total shareholders' equity.............................................       3,486,858           3,886,133
                                                                               -------------       -------------

     Total liabilities and shareholders' equity.............................   $  15,751,561       $  13,494,633
                                                                               =============       =============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        3

                                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                --------------------------------
                                                                                     2003               2002
                                                                                -------------      -------------
                                                                                           (UNAUDITED)
Revenues:
   Clearing and order execution trading revenues, net.......................    $     828,008      $   1,227,901
   Commissions and fees.....................................................        3,190,018          4,115,531
   Interest.................................................................           90,372             93,246
   Other....................................................................           17,333             13,912
                                                                                -------------      -------------
                                                                                    4,125,731          5,450,590
                                                                                -------------      -------------
Expenses:
   Employee compensation and benefits.......................................        1,234,491          2,050,670
   Commissions and clearing costs...........................................        2,083,363          1,527,486
   Order flow payments......................................................           85,643            330,960
   Interest.................................................................           12,272             20,332
   Communications and data processing.......................................          239,608            125,074
   General and administrative...............................................          830,067            490,310
   Advertising..............................................................           39,564              4,060
                                                                                -------------      -------------
                                                                                    4,525,008          4,548,892
                                                                                -------------      -------------

Net income (loss)...........................................................    $    (399,277)     $     901,698
                                                                                =============      =============

Earnings (loss) per share-basic and diluted.................................    $       (0.08)     $        0.23
                                                                                =============      =============

Unaudited pro forma information (Note 2):
   Income (loss)before taxes................................................    $    (399,277)     $     901,698
   Provision for income taxes...............................................                -            340,000
                                                                                -------------      -------------

Net income (loss)...........................................................    $    (399,277)     $     561,698
                                                                                =============      =============

Pro forma earnings (loss) per share - basic and diluted.....................    $       (0.08)     $        0.14
                                                                                =============      =============

Weighted average shares outstanding.........................................        4,787,800          4,000,000
                                                                                =============      =============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        4

                                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
                                                                                   2003                2002
                                                                               -------------       -------------
                                                                                          (UNAUDITED)
Operating activities
   Net income (loss)........................................................   $    (399,277)      $     901,698
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation...........................................................          19,853              18,835
     Amortization of customer list..........................................          47,250             160,000
     Changes in assets and liabilities:
       Segregated cash and treasury bills...................................              --              22,588
     Receivables from customers.............................................      (1,645,488)          1,399,596
     Receivables from brokers and dealers and clearing organizations........        (640,290)           (154,103)
     Deposits at clearing organizations.....................................         210,750                (110)
     Other assets...........................................................          27,321            (159,033)
     Accounts payable, accrued expenses and other liabilities...............        (835,386)          1,393,655
     Payable to customers...................................................       3,622,020          (1,124,998)
     Payable to brokers and dealers and clearing organizations..............        (130,432)             39,264
                                                                               -------------       -------------
     Net cash provided by (used in) operating activities....................   $     276,321       $   2,497,392
                                                                               -------------       -------------

Investing activities:
   Purchases of property and equipment......................................         (11,726)                 --
                                                                               -------------       -------------
     Net cash used in investing activities..................................   $     (11,726)                 --
                                                                               -------------       -------------

Financing activities:
   Payment of short-term borrowings from bank...............................   $          --       $    (684,000)
   Increase in contract payable                                                           --              51,023
                                                                               -------------       -------------
   Net cash provided by (used in) financing activities                                    --            (632,977)
                                                                               -------------       -------------

Net increase in cash and cash equivalents...................................         264,595           1,864,415
Cash and cash equivalents at beginning of year..............................       4,146,857           1,803,323
                                                                               -------------       -------------
Cash and cash equivalents at end of year....................................   $   4,411,452       $   3,667,738
                                                                               =============       =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest.................................   $      12,272       $      20,332
                                                                               =============       =============

Income Taxes................................................................   $          --       $          --
                                                                               =============       =============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        5

               EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND FOR THE YEAR DECEMBER 31, 2002


1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2003, are not Necessarily indicative of the results to be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.


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


3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:

                                               MARCH 31,    DECEMBER 31,
                                                 2003           2002
                                              ----------     ----------
         Accounts payable ...............     $  273,955     $  479,596
         Bank overdrafts ................      1,160,827      1,092,139
         Accrued payroll ................        360,022        534,765
         Accrued payroll taxes ..........         28,873         30,677
         Accrued rent ...................        150,454        150,454
         Other ..........................        426,547        606,176
         Deferred revenue ...............        176,981        519,237
                                              ----------     ----------
                                              $2,577,659     $3,413,044
                                              ==========     ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND FOR THE YEAR 2002
                                   (CONTINUED)


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

         Net capital positions of the Company's broker dealer subsidiaries were as follows at March 31, 2003.

         ADVANTAGE TRADING GROUP, INC.:
            Net capital as a percentage of aggregate debit items         20%
            Net capital ........................................  $2,030,395
            Required net capital ...............................  $  250,000

         EMPIRE FINANCIAL GROUP, INC.:
            Ratio of aggregate indebtedness to net capital .....   1.91 to 1
            Net capital ........................................  $  472,824
            Required net capital ...............................  $  250,000


5. NET CAPITAL AND RESERVE REQUIREMENTS

         Advantage Trading Group, Inc. is also subject to Rule 15c3-3 (the "Rule") under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At March 31, 2003, Advantage Trading Group, Inc. was not required to maintain a reserve requirement.


6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The Company operates in two business segments, financial brokerage services and order execution services. Financial brokerage services (including the sale of equities, mutual funds, fixed income products and investment advisory services) are provided directly to retail and institutional customers through Internet and telephone trading. Order execution services involve acting as principal in securities transactions for approximately 75 broker dealers. Order execution services also includes clearing securities transactions for the Company's account and unaffiliated broker dealers.

         The expenses of Empire Financial Holding Company and its identifiable assets are set forth in the segment information below as corporate. Information concerning operations in these segments of business was as follows:

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND FOR THE YEAR 2002
                                   (CONTINUED)

                                                             MARCH 31,
                                                   ----------------------------
                                                       2003             2002
                                                   ------------    ------------
Revenue:
     Clearing and order execution services .....   $  1,004,432    $  1,227,901
     Retail brokerage services .................      3,491,373       4,786,277
     Eliminations ..............................       (370,074)       (563,588)
                                                   ------------    ------------
                                                   $  4,125,731    $  5,450,590
                                                   ============    ============
Net income:
     Clearing and order execution services .....   $   (382,501)   $     97,527
     Retail brokerage services .................         17,390         964,171
     Corporate .................................        (34,166)       (160,000)
                                                   ------------    ------------
                                                   $   (399,277)   $    901,698
                                                   ============    ============
Identifiable assets:
     Clearing and order execution services .....   $ 13,829,322    $ 12,808,515
     Retail services ...........................      2,325,208       4,423,251
     Corporate .................................      7,092,576       1,996,674
     Eliminations ..............................     (7,495,545)     (1,076,382)
                                                   ------------    ------------
                                                   $ 15,751,561    $ 18,152,058
                                                   ============    ============

         All of the Company's business and long-lived assets are located in the United States. Eliminations represent revenues and receivables from intercompany transactions resulting from clearing activities between Empire Financial Group, Inc. and Advantage Trading Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as previously filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as previously filed with the Securities and Exchange Commission.

         The terms "we" and "us" as used in this report refer to Empire Financial Holding Company and its operating subsidiaries.

         Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, found in our Annual Report on Form 10-K for the year ended December 31, 2002. As of January 1, 2002, we have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SAS 144"). SFAS No. 144 requires us to test long-lived assets by comparing their carrying value against their undiscounted cash flows and to recognized impairment if the carrying value is greater than the undiscounted cash flows. No impairment charges were recognized at March 31, 2003 under SFAS 144.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

         Total revenues for the three months ended March 31, 2003 were $4,125,731, a decrease of $1,324,859, or 24%, over the same period in 2002. This decrease was primarily due to the reasons described below.

         Order execution trading revenues for the three months ended March 31, 2003 were $828,008, a decrease of $399,893, or 33%, over the same period in 2002 due to an approximate 30% decrease in the number of order execution transactions due to market conditions.

         Commission and fee revenues for the three months ended March 31, 2003 were $3,190,018, a decrease of $925,513, or 22%, over the same period in 2002 due to an approximate 18% decrease in the number of transactions and an increased utilization of the internet for trades. We receive less revenue per trade for internet trades.

         Interest revenues for the three months ended March 31, 2003 were $90,372, a decrease of $2,874, or 3%, over the same period in 2002, primarily due to a decrease in the average retail customer's margin debit account balances. The average month end customer margin debit balance for the three months ended March 31, 2003 was $7,052,032 compared to $7,645,030 for the three months ended March 31, 2002, a decrease of $592,998, or 8%. This decrease was partially offset by a slight increase in the average amount of interest charged to customers.

         Total expenses for the three months ended March 31, 2003 remained approximately the same compared to the same period in 2002, primarily due to the reasons described below.

         Employee compensation and benefit costs for the three months ended March 31, 2003 were $1,234,491, a decrease of $816,179, or 40%, over the same period in 2002. This decrease was primarily due to an increasing reliance on independent registered representatives which is reflected in reduced commissions, bonuses and other personnel costs. This decrease is also due to the decrease in our commission fee structure. When compared to the three month period ended March 31, 2002, commissions decreased 55%. As of March 31, 2003, we employed 58 people as compared to 61 people as of March 31, 2002.

         Conversely to employee compensation and benefit costs, commissions and clearing costs for the three months ended March 31, 2003 were $2,083,363, an increase of $555,877, or 36%, over the same period in 2002. This increase was primarily attributable to our revenues increasing due to our use of more independent representatives during the three months ended March 31, 2003 as compared to the same period in 2002. As a result, the amount paid as commissions increased.

         Order flow payment expense for the three months ended March 31, 2003 was $85,643, a decrease of $245,317, or 74% over the same period in 2002, due to a reduction in the number of trade transactions that required order flow payments as well as a decrease in the order flow payment amount paid per transaction.

         Communications and data processing expense for the three months ended March 31, 2003 was $239,608 an increase of $114,534, or 92%, over the same period in 2002, due to increased activity through the Internet, web sites established for our subsidiary companies and upgrades in computers, other hardware devices and computer software used in our clearing function.

         General and administrative expenses for the three months ended March 31, 2003 were $830,067, an increase of $339,757, or 69%, from the same period in 2002, due to an increase in professional fees. Accounting fees increased 61% and legal fees increased 714% for the three months ended March 31, 2003 as compared to the same period in 2002.

         Advertising expenses for the three months ended March 31, 2003 were $39,564, an increase of $35,504, or 874%, over the same period in 2002. In 2002, we concentrated our efforts on obtaining more independent representatives. Now that we have a broader base of operations, we are, once again, pursuing traditional and non-traditional methods of advertising.

LIQUIDITY AND CAPITAL RESOURCES:

         Our broker dealer subsidiaries have assets which are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Total assets at March 31, 2003 were $15,751,561, which consisted of approximately $14,200,000 in liquid assets.

         Our broker dealer subsidiaries are subject to the net capital requirements of the Securities Exchange Commission, the National Association of Securities Dealers, Inc. and other regulatory authorities. As of March 31, 2003, our broker dealer subsidiaries regulatory net capital for the combined subsidiaries was $2,503,219 with a minimum combined net capital requirement of $500,000. Combined excess net capital was $2,003,219.

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

         We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, as necessary.

         As a fundamental part of our brokerage business we hold short-term interest earning assets primarily in short-term fixed-rate U.S. Treasury Bills. We earn a net interest spread on the difference between amounts earned on margin loans made to clients and amounts paid on balances in client accounts. Since we establish the rate paid on client accounts, a substantial portion of our interest rate risk is under our direct management.

         Our revenues and financial instruments are denominated in U.S. dollars and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of March 31, 2003, the Company's broker dealer subsidiaries had no financial instruments in an inventory short position.

                           PART II - OTHER INFORMATION

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


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.       OTHER INFORMATION

         None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

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

         (b) Reports on Form 8-K.

         The following report was filed on Form 8-K during the three months ended March 31, 2003:

         The company filed a Current Report on Form 8-K, reporting items 5 and 7, dated March 28, 2003, with the Securities and Exchange Commission in connection with the execution of a non-binding Letter of Intent, dated March 28, 2003, entered into by and among the company and its principal shareholders, Kevin M. Gagne and Richard L. Goble, confirming their interest in effectuating a spin-off of Advantage Trading Group, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, from the Company. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2002                     EMPIRE FINANCIAL HOLDING COMPANY

                                        /s/ Richard L. Goble
                                        --------------------
                                        Richard L. Goble
                                        Co-Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Kevin M. Gagne
                                        ------------------
                                        Kevin M. Gagne
                                        Co-Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ George R. Cupples
                                        ---------------------
                                        George R. Cupples
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                  CERTIFICATION

I, Kevin M. Gagne, Co-Chief Executive Officer of Empire Financial Holding Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire Financial Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                     /s/ Kevin M. Gagne
                                        --------------------------
                                        Kevin M. Gagne
                                        Co-Chief Executive Officer

                                  CERTIFICATION

I, Richard L. Goble, Co-Chief Executive Officer of Empire Financial Holding Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire Financial Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                     /s/ Richard L. Goble
                                        --------------------
                                        Richard L. Goble
                                        Co-Chief Executive Officer

                                  CERTIFICATION

I, George R. Cupples, Chief Financial Officer of Empire Financial Holding Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire Financial Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                     /s/ George R. Cupples
                                        ---------------------
                                        George R. Cupples
                                        Chief Financial Officer

                                 Exhibits Index


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