Form 10-Q
period 2003-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2003-08-14
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED June 30, 2003


                         COMMISSION FILE NUMBER 1-31292


                        EMPIRE FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


                  Florida                               59-3627212
                  -------                               ----------
         (State of Incorporation                     (I.R.S. Employer
             or Organization)                       Identification No.)


          1385 West State Road 434, Longwood, FL               32750
          --------------------------------------               -----
         (Address of principal executive offices)            (Zip Code)


                                  407-774-1300
              (Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each Exchange On
         Title of each class                      Which Registered
         -------------------                   ------------------------

     Common stock, $0.01 par value             American Stock Exchange


Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---

As of July 31, 2003, there were 4,887,800 shares of common stock outstanding, par value $0.01 per share.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
            FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2003

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements .................................................3

         Consolidated Statement of Financial Condition,
         June 30, 2003 (unaudited) and December 31, 2002 ......................3

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 2003 and 2002 (unaudited) .............................4

         Consolidated Statements of Operations for the Six Months Ended
         June 30, 2003 and 2002 (unaudited) ...................................5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2003 and 2002 (unaudited) ...................................6

         Selected Notes to Consolidated Financial Statements ..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........15

Item 4.  Controls and Procedures .............................................16

                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 3.  Defaults Upon Senior Securities .....................................18

Item 4.  Submission of Matters to a Vote Security Holders ....................18

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................18

Signatures ...................................................................19

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                  June 30,     December 31,
                                                                                    2003           2002
                                                                                    ----           ----
                                                                                 (unaudited)
ASSETS
Cash and cash equivalents ....................................................  $  5,023,993   $  4,146,857
Receivable from customers ....................................................    11,489,319      5,772,216
Receivables from broker dealers and clearing organizations ...................     3,467,497      1,723,621
Deposits at clearing organizations ...........................................       515,098        631,687
Fixed assets, net of accumulated depreciation of $207,012 and $163,962,
   respectively ..............................................................        78,557        109,879
Customer list, net ...........................................................       236,890        331,390
Income taxes receivable ......................................................       351,000        351,000
Other assets .................................................................       257,933        427,983
Due from related parties .....................................................       133,647              -
                                                                                ------------   ------------

         Total assets ........................................................  $ 21,553,934   $ 13,494,633
                                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable, accrued expenses and other liabilities ................  $  2,609,201   $  3,413,044
     Payable to customers ....................................................    14,807,911      5,661,667
     Payable to broker dealers and clearing organizations ....................       876,126        472,436
     Due to related parties ..................................................             -         61,353
                                                                                ------------   ------------
         Total liabilities ...................................................    18,293,238      9,608,500
                                                                                ------------   ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
       and outstanding .......................................................             -              -

     Common stock, $.01 par value; 100,000,000 shares authorized: 5,100,000
       and 5,000,000 shares, respectively, issued and outstanding ............        51,000         50,000
     Additional paid-in capital ..............................................     9,304,555      8,350,095
     Deferred compensation....................................................      (131,000)             -
     Retained earnings (deficit) .............................................    (5,090,662)    (3,378,765)
     Treasury stock, at cost, 212,200 shares .................................    (1,135,197)    (1,135,197)
                                                                                ------------   ------------
         Total shareholders' equity ..........................................     3,129,696      3,886,133
                                                                                ------------   ------------

         Total liabilities and shareholders' equity ..........................  $ 21,553,934   $ 13,494,633
                                                                                ============   ============

                 The accompanying notes are an integral part of these financial statements.

                                                     3

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended June 30,
                                                         2003           2002
                                                         ----           ----
Revenues:
   Commissions and fees ..........................   $ 4,197,523    $ 3,198,055
   Order execution trading revenues, net .........     1,355,922      1,245,442
   Interest ......................................        98,474        139,137
   Other .........................................         7,660         22,193
                                                     -----------    -----------
                                                       5,659,579      4,604,827
                                                     -----------    -----------
Expenses:
   Commissions ...................................     3,018,990      1,351,640
   General and administrative:
     Non-cash compensation .......................       629,460        413,000
     Legal and professional ......................       392,320        215,981
     Other .......................................       477,096        436,569
   Employee compensation and benefits ............     1,025,072      1,723,237
   Execution fees ................................     1,147,723        639,827
   Communications and data processing ............       256,446        216,818
   Advertising ...................................        23,638              -
   Interest ......................................         1,455         13,493
                                                     -----------    -----------
                                                       6,972,200      5,010,565
                                                     -----------    -----------

Net (loss) .......................................   $(1,312,621)   $  (405,738)
                                                     ===========    ===========

Basic and diluted (loss) per share ...............   $      (.27)   $      (.09)
                                                     ===========    ===========

Unaudited pro forma information:  (Note 2)
   (Loss) before income tax benefit ..............   $(1,312,621)   $  (405,738)
   Benefit from income taxes .....................             -        153,000
                                                     -----------    -----------

   Pro forma net (loss) ..........................   $(1,312,621)   $  (252,738)
                                                     ===========    ===========

   Pro forma basic and diluted (loss) per share: .   $      (.27)   $      (.05)
                                                     ===========    ===========

Weighted average shares outstanding ..............     4,796,087      4,740,112
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                        2003           2002
                                                        ----           ----
Revenues:
   Commissions and fees ..........................  $  7,382,400   $  6,902,010
   Order execution trading revenues, net .........     2,183,930      2,842,418
   Interest ......................................       188,846        274,684
   Other .........................................        19,135         36,305
                                                    ------------   ------------
                                                       9,774,311     10,055,417
                                                    ------------   ------------
Expenses:
   Commissions ...................................     4,653,254      2,462,926
   General and administrative:
     Non-cash compensation .......................       629,460        413,000
     Legal and professional ......................       784,398        286,558
     Other .......................................       973,542        850,678
   Employee compensation and benefits ............     2,259,563      3,760,907
   Execution fees ................................     1,612,466      1,384,044
   Communications and data processing ............       496,597        365,348
   Advertising ...................................        63,202              -
   Interest ......................................        13,727         35,997
                                                    ------------   ------------
                                                      11,486,209      9,559,458
                                                    ------------   ------------

Net (loss) income ................................  $ (1,711,898)  $    495,959
                                                    ============   ============

Basic and diluted (loss) earnings per share: .....  $       (.36)  $        .11
                                                    ============   ============

Unaudited pro forma information:  (Note 7)
   (Loss) income before income taxes .............  $ (1,711,898)  $    495,959
   (Provision)for income taxes ...................             -       (187,024)
                                                    ------------   ------------

   Pro forma (loss) income after income taxes ....  $ (1,711,898)  $    308,935
                                                    ============   ============
   Pro forma basic and diluted (loss)
     earnings per share: .........................  $       (.36)  $        .07
                                                    ============   ============

Weighted average shares outstanding ..............     4,796,087      4,372,101
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    Six Months Ended June 30,
                                                                        2003         2002
                                                                        ----         ----
Operating activities:
   Net (loss) income .............................................  $(1,711,898)  $   495,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Non-cash charge for options issued for services .............      629,460       413,000
     Depreciation ................................................       43,050        31,075
     Amortization of customer list ...............................       94,500       325,000
Changes in assets and liabilities:
     Receivables from customers ..................................   (5,717,103)    4,828,229
     Receivable from broker dealers and clearing organizations ...   (1,743,876)    1,867,979
     Deposits at clearing organizations ..........................      116,589        25,237
     Deferred tax asset ..........................................            -      (400,000)
     Other assets ................................................      301,051      (367,038)
     Accounts payable, accrued expenses and other liabilities ....     (672,843)    1,088,946
     Payables to customers .......................................    9,146,244    (3,628,618)
     Payable to broker dealers and clearing organizations ........      403,690       (23,393)
                                                                    -----------   -----------

Net cash provided by operating activities ........................      888,864     4,656,376
                                                                    -----------   -----------

Investing activities:
     Purchase of furniture and equipment .........................      (11,728)            -
     Purchase of assets ..........................................            -       (16,004)
                                                                    -----------   -----------

Net cash used in investing activities ............................      (11,728)      (16,004)
                                                                    -----------   -----------

Net cash provided by financing activities:
     Proceeds from sale of common stock ..........................            -     5,153,479
     Purchase of treasury stock ..................................            -    (1,117,198)
     Payment on contract payable .................................            -    (1,786,182)
     Payment on short term borrowings from bank ..................            -      (826,000)
     Shareholder distributions for personal taxes ................            -      (600,000)
                                                                    -----------   -----------

Net cash provide by financing activities .........................            -       824,099
                                                                    -----------   -----------

Net increase in cash and cash equivalents ........................      877,136     5,464,471
Cash and cash equivalents at beginning of year ...................    4,146,857     2,427,029
                                                                    -----------   -----------

Cash and cash equivalents at end of period .......................  $ 5,023,993   $ 7,891,500
                                                                    ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ......................  $    13,727   $    35,997
                                                                    ===========   ===========

   Cash paid during the period for income taxes ..................  $         -   $         -
                                                                    ===========   ===========
Supplemental disclosures of non cash investing and
     financing activities:
   Issuance of common stock and options in exchange for services .  $   760,960   $   413,000
                                                                    ===========   ===========

          The accompanying notes are an integral part of these financial statements.

                                               6

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
                  CONSOLIDATE FINANCIAL STATEMENTS (unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002, appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

         Restatement - In previously issued interim financial statements for the six months ended June 30, 2002, the Company did not record a non-cash charge for options issued to consultants. On April 9, 2002, the Company issued 87,500 options to consultants and charged operations for the fair value of the options in the amount of $413,000. The options vest over five years and expire in ten years from the date of grant.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate .............................   5.22%
         Expected lives ......................................    10
         Expected volatility .................................  92.00%
         Expected dividend yield .............................    --

         The accompanying financial statements for the six months ended June 30, 2002, have been restated for the non-cash charge and reflects a decrease of $413,000 in net income and a decrease of $.09 per share.

2.       PRO FORMA INFORMATION

         The Company's S corporation election automatically terminated on April 9, 2002, with the completion of its public offering. Prior to that date, the Company, with the consent of its shareholders, elected to be taxed as an S corporation, which provides for taxable income of the Company to be included in the income tax returns of the individual shareholders. The pro forma adjustments shown in the consolidated statements of operations reflect provisions for income taxes computed based upon statutory tax rates as if the Company had been subject to federal and state taxation during the three and six months ending June 30, 2002.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
             CONSOLIDATE FINANCIAL STATEMENTS (unaudited)(continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

3.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Basic and dilutive earnings per share were the same at June 30, 2002 because the exercise price of the vested stock options was above the market price of the stock on that date. Options for all periods presented were not included in the computation of net income per share because the effect of inclusion would be anti-dilutive.

4.       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                June 30,    December 31,
                                                  2003          2002
                                                  ----          ----
                                               (unaudited)

         Accounts payable .................    $  487,116    $  479,596
         Bank overdrafts ..................     1,289,859     1,092,139
         Accrued payroll and payroll taxes        397,327       565,442
         Accrued rent .....................       150,454       150,454
         Other ............................       192,407       606,176
         Deferred revenue .................        92,038       519,237
                                               ----------    ----------
                                               $2,609,201    $3,413,044
                                               ==========    ==========

5.       EQUITY AND STOCK OPTION TRANSACTIONS

         On June 19, 2003, 100,000 restricted shares of stock were granted to the President of the Company. The Company recorded an expense of $131,000 for the restricted stock. Also, on that same date, 200,000 stock options granted to the President of the Company were cancelled and reissued. These options were accounted for as variable according to FIN 44, and accordingly, a charge of $565,600 was made to the financial statements.

         The Company has a stock option plan under which employees, directors and consultants may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest annually over a five-year term to all directors and certain officers and expire in ten years from date of grant.

         The Company complies with statement of SFAS 123, "Accounting For Stock-Based Compensation". This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
             CONSOLIDATE FINANCIAL STATEMENTS (unaudited)(continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

5.       EQUITY AND STOCK OPTION TRANSACTIONS (continued)

         Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of fiscal 2003, and 405,000 stock options were granted in the second quarter of fiscal 2003. Of the options, 280,000 were below market value and accordingly, a charge of $63,860 was made to the financial statements. There were 590,350 stock options granted in the second quarter of 2002.

                                        Three months ended            Six months ended
                                             June 31,                     June 31,
                                             --------                     --------
                                       2003            2002          2003            2002
                                       ----            ----          ----            ----
Net (loss) income: .............    $(1,312,621)    $(405,738)    $(1,711,898)    $ 495,959
Total stock based employee and
   director compensation expense
   determined under fair value
   based method for all awards .       (143,980)     (139,261)       (238,241)     (139,261)
                                    -----------     ---------     -----------     ---------

Pro forma net income (loss) ....    $(1,456,601)    $(544,999)    $(1,950,139)    $ 356,698
                                    ===========     =========     ===========     =========

Earning per share:
Basic and diluted - as reported     $      (.27)    $    (.09)    $      (.36)    $     .11
                                    ===========     =========     ===========     =========

Basic and diluted - pro forma ..    $      (.30)    $    (.11)    $      (.41)    $     .08
                                    ===========     =========     ===========     =========

6.       NET CAPITAL AND RESERVE REQUIREMENTS

         The broker dealer subsidiaries of the Company are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members. This rule requires that aggregate indebtedness, not exceed 15 times net capital. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. The alternative net capital requirement has been utilized by Advantage. Net capital positions of the Company's broker dealer subsidiaries were as follows at June 30, 2003:

         Advantage: .........................................         12%
         Net capital as a percentage of aggregate debit items
         Net capital ........................................  $1,777,474
         Required net capital ...............................  $  304,458

         Empire:
         Net capital as a percentage of aggregate debit items         40%
         Net capital ........................................  $  315,768
         Required net capital ...............................  $  250,000

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
             CONSOLIDATE FINANCIAL STATEMENTS (unaudited)(continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

6.       NET CAPITAL AND RESERVE REQUIREMENTS (continued)

         Advantage is also subject to Rule 15c3-3 (the "Rule") under the Securities And Exchange Act of 1934 which specifies certain conditions under which broker dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At June 30, 2003, Advantage had $1,761,069 deposited in the Special Reserve Account to meet these requirements.

7.       FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The Company operates in two business segments, retail brokerage services and clearing and order execution services. Retail brokerage services (including the sale of equities, mutual funds, fixed income products and investment advisory services) are provided to retail and institutional customers through online trading or the twenty retail branches of the Empire Group, which includes Advisors. Clearing and order execution services are conducted through Advantage, which fills orders to purchase or sell securities received from independent broker dealers on behalf of their retail customers and perform clearing functions for other broker dealers.

         Information concerning operations in these segments of business was as follows for the three months ended June 30:

                                                      2003             2002
                                                      ----             ----
Revenue:

Clearing and order execution services ........    $  1,454,396     $  1,383,841
Retail brokerage services ....................       4,205,183        3,220,248
Corporate ....................................               -              738
                                                  ------------     ------------
                                                  $  5,659,579     $  4,604,827
                                                  ============     ============
Net (loss):

Clearing and order execution services ........    $    (55,741)    $    238,998
Retail brokerage services ....................        (289,716)         (20,985)
Corporate ....................................        (967,164)        (623,751)
                                                  ------------     ------------
                                                  $ (1,312,621)    $   (405,738)
                                                  ============     ============
Identifiable assets:

Clearing and order execution services ........    $ 19,898,444     $ 11,081,741
Retail brokerage services ....................       2,187,964        4,235,529
Corporate ....................................       7,235,800        1,953,897
Eliminations .................................      (7,768,274)        (474,735)
                                                  ------------     ------------
                                                  $ 21,553,934     $ 16,796,432
                                                  ============     ============

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
             CONSOLIDATE FINANCIAL STATEMENTS (unaudited)(continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

7.       FINANCIAL INFORMATION BY BUSINESS SEGMENT (continued)

         Information concerning operations in these segments of business was as follows for the six months ended June 30:

                                                      2003             2002
                                                      ----             ----
Revenue:

Clearing and order execution services (gross)     $  2,372,776     $  3,116,364
Retail brokerage services ....................       7,401,535        6,938,315
Corporate ....................................               -              738
                                                  ------------     ------------
                                                  $  9,774,311     $ 10,055,417
                                                  ============     ============
Net (loss) income:

Clearing and order execution services (gross)     $   (363,015)    $    336,525
Retail brokerage services ....................        (146,460)         943,186
Corporate ....................................      (1,202,423)        (783,752)
                                                  ------------     ------------
                                                  $ (1,711,898)    $    495,959
                                                  ============     ============
Identifiable assets:

Clearing and order execution services ........    $ 19,898,444     $ 11,081,741
Retail brokerage services ....................       2,187,964        4,235,529
Corporate ....................................       7,235,800        1,953,897
Eliminations .................................      (7,768,274)        (474,735)
                                                  ------------     ------------
                                                  $ 21,553,934     $ 16,796,432
                                                  ============     ============

         All of the Company's business and long-lived assets are located in the United States. Eliminations represent revenues and receivables from intercompany transactions resulting from clearing activities between Empire Group and Advantage, and intercompany advances and repayments between the Company and its subsidiaries.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

         The terms "we" and "us" as used in this report refer to Empire Financial Holding Company and its operating subsidiaries.

         Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, found in our Annual Report on Form 10-K for the year ended December 31, 2002. As of January 1, 2003 we have adopted Statement of Financial Accounting Standards No. 148, "Accounting for stock-based compensation - transition and disclosure("SFAS 148"). SFAS No. 148 amends the disclosure requirements of statements to require prominent disclosure in our annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

         In July, 2002 the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain innate termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges.

Results of Operations:

         Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Total revenues for the three months ended June 30, 2003 were $5,659,579, an increase of $1,054,752, or 23%, over the same period in 2002. This increase was primarily due to the reasons described below:

         Order execution trading revenue for the three months ended June 30, 2003 was $1,355,922, an increase of $110,480 or 9%, over the same period in 2002, due to an approximate 15% increase in the number of order execution transactions. Offsetting this increase in transactions was a decrease of profitability per transaction of approximately 6%.

         Commission and fee revenue for the three months ended June 30, 2003 was $4,197,523, an increase of $999,468 or 31%, over the same period in 2002. This was due to revenue from independent registered representatives processing securities transactions through us who had previously not used our services. During the current period our mix of revenue changed. Independent registered representatives accounted for approximately 77% of commission and fee revenue compared to approximately 49% over the same period in 2002.

         Interest and dividends for the three months ended June 30, 2003 were $98,474, a decrease of $40,663, or 29%, over the same period in 2002, primarily due to a decrease in the average interest rates charged to customers and also a decrease in the amount of interest paid to us.

         Other revenue for the three months ended June 30, 2003 was $7,660, a decrease of $14,533, or 65%, over the same period in 2002.

         Total expenses for the three months ended June 30, 2003 were $6,972,200, an increase of $1,961,635, or 39%, over the same period in 2002, primarily due to the reasons described below:

         Employee compensation and benefit costs for the three months ended June 30, 2003 were $1,025,072 a decrease of 698,165 or 41% over the same period in 2002. This decrease was primarily due to a reduction in employees as a result of lower trading volumes, which resulted in reduced commissions, bonuses, and other personnel costs. At June 30, we employed 51 people compared to 66 people at June 30, 2002, a decrease of 23%.

         Commissions for the three months ended June 30, 2003 were $3,018,990 an increase of $1,667,350, or 123%, over the same period in 2002. This increase was primarily attributable to commissions paid to independent registered representatives who had previously not been affiliated with us and the increased trading done by these registered representatives. Revenues from these registered representatives increased approximately 118% over the same period in 2002.

         Execution fee expense for the three months ended June 30, 2003 was $1,147,723, an increase of $507,896, or 79% versus the same period in 2002, due to an increase in the number of trade transactions requiring execution fees, as well as an increase in the amount of execution fees paid per transaction.

         Interest expense for the three months ended June 30, 2003 was $1,445, a decrease of $12,038, or 89%, over the same period in 2002, due to a reduction in loans required to fund the margin debit balances as well as not incurring any interest expense on average loan balances. For the three months ended June 30, 2003 we had no loan balance. This compares to average loan balances of $206,000 for the three months ended June 30, 2002.

         Communications expense for the three months ended June 30, 2003 was $256,446 an increase of $39,628, or 18%, over the same period in 2002, due to an increase in clearing operation transactions.

         General and administrative expenses for the three months ended June 30, 2003 were $1,498,877, an increase of $433,327 or 41% over the same period in 2002, primarily due to (i) an increase in a non-cash charge in the amount of $216,460 with respect to options and restricted common stock granted for services to employees, (ii) an increase of $142,570 in legal fees due to a dispute between the Company and one of its major shareholders and (iii) an increase in general office expenses.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Total revenues for the six months ended June 30, 2003 were $9,774,311, a decrease of $281,106, or 3%, from the same period in 2002. This decrease was primarily due to the reasons described below:

         Order execution trading revenue for the six months ended June 30, 2003 was $2,183,930, a decrease of $658,418 or 23%, over the same period in 2002 due to an approximate 18% decrease in the number of order execution transactions and an approximate 5% decrease in profitability per transaction.

         Commission and fee revenue for the six months ended June 30, 2003 was $7,382,400, an increase of $480,391 or 7%, over the same period in 2002, due to increased revenues from independent registered representatives who had increased trade volume. During the current period our mix of revenue changed. Independent registered representatives accounted for approximately 72% of commission and fee revenue compared to approximately 42% over the same period in 2002.

         Interest and dividends for the six months ended June 30, 2003 were $188,846, a decrease of $85,838, or 31%, over the same period in 2002, primarily due to a decrease in the average interest rates charged to customers and also a decrease in the amount of interest paid to us.

         Other revenue for the six months ended June 30, 2003 was $19,135, a decrease of $17,170, a decrease of approximately 47% over the same period in 2002.

         Total expenses for the six months ended June 30, 2003 were $11,486,209, an increase of $1,926,751 or 20%, over the same period in 2002, primarily due to the reasons described below:

         Employee compensation and benefit costs for the six months ended June 30, 2003 were $2,259,563 a decrease of 1,501,344 or 40%, over the same period in 2002. This decrease was primarily due to a reduction in employees resulting from lower trading volumes and reduced commissions, bonuses, and other personnel costs paid to employees. At June 30, we employed 51 people compared to 66 people at June 30, 2002, a decrease of 23%. Executive compensation also decreased by approximately $75,000.

         Commissions for the six months ended June 30, 2003 were $4,653,254 an increase of $2,190,329, or 89%, over the same period in 2002. This increase was primarily due to increased commissions paid to independent registered representatives who had previously not been affiliated with us, as well as increased trading volume from these representatives. Revenues from these registered representatives increased approximately 85% over the same period in 2002.

         Execution costs for the six months ended June 30, 2003 was $1,612,466, an increase of $228,421, or 17% over the same period in 2002. This was due to an increase in the number of trade transactions which increased execution costs.

         Interest expense for the six months ended June 30, 2003 was $13,727, a decrease of $22,270, or 62%, over the same period in 2002, due to a reduction in loans required to fund the margin debit balances as well as a decrease in the interest on average loan balances. There was no loan balance for the six months ended June 30, 2003 compared to average loan balances of $206,000 for the six months ended June 30, 2002.

         Communications expense for the six months ended June 30, 2003 was $496,597 an increase of $131,249, or 36%, over the same period in 2002, due to an increase in clearing operation transactions.

         General and administrative expenses for the six months ended June 30, 2003 were $2,387,400, an increase of $837,164, or 54%, over the same period in 2002, due to (i) an increase of $441,192 in legal fees with respect to a dispute between the Company and one of its major shareholders, (ii) an increase of approximately $58,000 for accounting fees, (iii) an increase in a non-cash charge in the amount of $216,460 with respect to options and restricted common stock granted to employees and (iv) an increase of approximately $121,000 with respect to increased costs for insurance and office expense.

Liquidity and Capital Resources:

         Our broker dealer subsidiaries, Advantage and Empire Group have assets, which are highly liquid, consisting generally of cash, money market funds and marketable securities for sale in the open market. Total assets at June 30, 2003 were $21,553,934, which consisted of approximately $5,539,091 in liquid assets.

         Our broker dealer subsidiaries, Advantage and Empire Group are subject to the net capital requirements of the Securities Exchange Commission, the National Association of Securities Dealers and other regulatory authorities. At June 30, 2003, our broker and dealer subsidiaries regulatory net capital for the combined subsidiaries was $2,093,242 with a minimum combined net capital requirement of $554,458. Combined excess net capital was $1,538,784.

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

         Our revenues and financial instruments are denominated in U.S. dollars and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of June 30, 2003, the Company's broker dealer subsidiaries had financial instruments in an inventory short position valued at $104,045.

Item 4.  Controls and Procedures

         As required by Rule 13a-15(b), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                            Part II OTHER INFORMATION

Item 1.  Legal Proceedings

ITEM 1.  LEGAL PROCEEDINGS

         In connection with the termination for cause by the Company of Richard
L. Goble as an officer and employee of the Company, the Company instituted litigation against Mr. Goble on May 28, 2003 in the Circuit Court of Seminole County, Florida and obtained an injunction which prevents Mr. Goble from entering the business premises of the Company, from misappropriating any confidential information of the Company, from soliciting any employees of the Company to compete with the Company and from disbursing funds from the Company. Subsequently, the injunction was modified to permit Mr. Goble a limited right of inspection of the physical premises of the Company in connection with his rights as an indirect owner of the landlord of the premises.

         In June 2003, Mr. Goble filed an answer and affirmative defenses, counterclaim and third party complaint, on behalf of himself individually, as trustee of the Goble First Revocable Trust and derivatively on behalf of the Company. The counterclaim and third party complaint was filed against the Company and each of its directors (other than Mr. Goble). In Mr. Goble's counterclaim and third party complaint he is seeking (a) to enjoin the Company from engaging in any ultra vires acts and to set aside all unauthorized and ultra vires acts committed by the Company and its board of directors, (b) mandatory injunctive relief reinstating Mr. Goble as an officer and employee of the Company and its subsidiaries, (c) a mandatory injunction requiring the board of directors to call and hold a shareholders meeting of the Company, (d) an injunction enjoining Kevin M. Gagne from breaching Mr. Gagne's employment agreement with the Company, (e) an injunction enjoining the individual directors from breaching their fiduciary duties, (f) permanent injunctive relief restraining the Company from violating the provisions of the Florida Whistle Blower Act, (g) unspecified damages related to violations of the Florida RICO Statute, libel and slander, abuse of process and intentional infliction of emotional distress, (h) to dissolve the Company and appoint a receiver or custodian to manage the Company, (i) to declare Mr. Goble's employment agreement dated December 27, 2001 as null and void and to declare certain restrictive covenants contained in the employment agreement as unenforceable, (j) unpaid wages, including $31,250 for May 2003 and for $4,318.13 for reimbursement of out-of-pocket expenses, (k) reimbursement of his attorneys costs and (l) such other and further relief the court deems proper.

         The Company has not yet filed an answer to Mr. Goble's counterclaim and third party complaint, but believes that Mr. Goble's claims are without merit and intends to vigorously contest his claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the execution of an employment agreement between the Company and Donald A. Wojnowski Jr., effective as of June 19, 2003, the Company issued to Mr. Wojnowski as compensation 100,000 shares of common stock, $.01 par value, of the Company, one-third of which shall vest in equal yearly installments on the anniversary of the date of the issuance of the these shares. These shares of common stock were issued pursuant to the Company's Amended and Restated 2000 Incentive Compensation Plan and were not registered pursuant to an exemption contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from this transaction. Mr. Wojnowski's employment agreement is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Employment Agreement dated July 23, 2003 between the Company and Donald A. Wojnowski Jr.

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

                  32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         The following report was filed on Form 8-K during the three months ended June 30, 2003. The company filed a Current Report on Form 8-K, dated May 28, 2003, with the Securities and Exchange Commission reporting an "Other Events" pursuant to Item 5. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003                           Empire Financial Holding Company

                                                By: /s/ Kevin M. Gagne
                                                Kevin M. Gagne
                                                Chief Executive Officer

                                                By: /s/ George R. Cupples
                                                George R. Cupples
                                                Chief Financial Officer
                                                (Principal Accounting Officer)



                        EMPIRE FINANCIAL HOLDING COMPANY

                                 Exhibits Index

         10.1 Employment Agreement dated July 23, 2003 between the Company and Donald A. Wojnowski Jr.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.