Form 10-Q/A
period 2003-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2003-09-09
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 1



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED June 30, 2003


                         COMMISSION FILE NUMBER 1-31292


                        EMPIRE FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


                  Florida                               56-3627212
                  -------                               ----------
         (State of Incorporation                     (I.R.S. Employer
             or Organization)                       Identification No.)


          1385 West State Road 434, Longwood, FL               32750
          --------------------------------------               -----
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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                   FORM 10-Q/A
            FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2003

                                EXPLANATORY NOTE

         As previously filed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2003, we reported "Other Assets" of $257,933. Other Assets should have been reported as $126,933, a decrease of $131,000. We modified Other Assets because in our previous filing $131,000 of deferred compensation to employees was accounted for as an asset under Other Assets rather than as a liability under "Accounts Payable, Accrued Expenses and Other Liabilities". As a result of the change, Accounts Payable increased from $2,609,201, as previously reported, to $2,740,201. In turn, "Total Assets" decreased from $21,553,934, as previously reported, to $21,422,934 and "Total Liabilities" increased from $18,293,238, as previously reported, to $18,424,238.

         Unrelated to the modifications caused by the reclassification of the deferred compensation to employees, "Total Shareholders' Equity" of $3,129,696, as previously reported, did not accurately reflect the sum of the items listed under the "Shareholders' Equity" section. Total Shareholders' Equity should have been reported as $2,998,696, a decrease of $131,000.

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

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2003 and 2002 (unaudited) ...................................6

         Selected Notes to Consolidated Financial Statements ..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........15

Item 4.  Controls and Procedures .............................................15

                                     Part II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................16

Item 2.  Changes in Securities and Use of Proceeds ...........................16

Item 3.  Defaults Upon Senior Securities .....................................17

Item 4.  Submission of Matters to a Vote Security Holders ....................17

Item 5.  Other Information ...................................................17

Item 6.  Exhibits and Reports on Form 8-K ....................................17

Signatures ...................................................................18

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  June 30,     December 31,
                                                                                    2003           2002
                                                                                    ----           ----
                                                                                 (unaudited)
ASSETS
Cash and cash equivalents ....................................................  $  5,023,993   $  4,146,857
Receivable from customers ....................................................    11,489,319      5,772,216
Receivables from broker dealers and clearing organizations ...................     3,467,497      1,723,621
Deposits at clearing organizations ...........................................       515,098        631,687
Fixed assets, net of accumulated depreciation of $207,012 and $163,962,
   respectively ..............................................................        78,557        109,879
Customer list, net ...........................................................       236,890        331,390
Income taxes receivable ......................................................       351,000        351,000
Other assets .................................................................       126,933        427,983
Due from related parties .....................................................       133,647              -
                                                                                ------------   ------------

         Total assets ........................................................  $ 21,422,934   $ 13,494,633
                                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable, accrued expenses and other liabilities ................  $  2,740,201   $  3,413,044
     Payable to customers ....................................................    14,807,911      5,661,667
     Payable to broker dealers and clearing organizations ....................       876,126        472,436
     Due to related parties ..................................................             -         61,353
                                                                                ------------   ------------
         Total liabilities ...................................................    18,424,238      9,608,500
                                                                                ------------   ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
       and outstanding .......................................................             -              -

     Common stock, $.01 par value; 100,000,000 shares authorized: 5,100,000
       and 5,000,000 shares, respectively, issued and outstanding ............        51,000         50,000
     Additional paid-in capital ..............................................     9,304,555      8,350,095
     Deferred compensation....................................................      (131,000)             -
     Retained earnings (deficit) .............................................    (5,090,662)    (3,378,765)
     Treasury stock, at cost, 212,200 shares .................................    (1,135,197)    (1,135,197)
                                                                                ------------   ------------
         Total shareholders' equity ..........................................     2,998,696      3,886,133
                                                                                ------------   ------------

         Total liabilities and shareholders' equity ..........................  $ 21,422,934   $ 13,494,633
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

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:


                                                June 30,    December 31,
                                                  2003          2002
                                                  ----          ----
                                               (unaudited)

         Accounts payable .................    $  487,116    $  479,596
         Bank overdrafts ..................     1,289,859     1,092,139
         Accrued payroll and payroll taxes        397,327       565,442
         Accrued rent .....................       150,454       150,454
         Other ............................       323,407       606,176
         Deferred revenue .................        92,038       519,237
                                               ----------    ----------
                                               $2,740,201    $3,413,044
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

         Information concerning operations in these segments of business was as follows for the three months ended June 30:

                                                      2003             2002
                                                      ----             ----
Revenue:

Clearing and order execution services ........    $  1,454,396     $  1,383,841
Retail brokerage services ....................       4,205,183        3,220,248
Corporate ....................................               -              738
                                                  ------------     ------------
                                                  $  5,659,579     $  4,604,827
                                                  ============     ============
Net (loss):

Clearing and order execution services ........    $    (55,741)    $    238,998
Retail brokerage services ....................        (289,716)         (20,985)
Corporate ....................................        (967,164)        (623,751)
                                                  ------------     ------------
                                                  $ (1,312,621)    $   (405,738)
                                                  ============     ============
Identifiable assets:


Clearing and order execution services ........    $ 19,898,444     $ 11,081,741
Retail brokerage services ....................       2,187,964        4,235,529
Corporate ....................................       7,104,800        1,953,897
Eliminations .................................      (7,768,274)        (474,735)
                                                  ------------     ------------
                                                  $ 21,422,934     $ 16,796,432
                                                  ============     ============

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
             CONSOLIDATE FINANCIAL STATEMENTS (unaudited)(continued)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

7. FINANCIAL INFORMATION BY BUSINESS SEGMENT (continued)

         Information concerning operations in these segments of business was as follows for the six months ended June 30:

                                                      2003             2002
                                                      ----             ----
Revenue:

Clearing and order execution services (gross)     $  2,372,776     $  3,116,364
Retail brokerage services ....................       7,401,535        6,938,315
Corporate ....................................               -              738
                                                  ------------     ------------
                                                  $  9,774,311     $ 10,055,417
                                                  ============     ============
Net (loss) income:

Clearing and order execution services (gross)     $   (363,015)    $    336,525
Retail brokerage services ....................        (146,460)         943,186
Corporate ....................................      (1,202,423)        (783,752)
                                                  ------------     ------------
                                                  $ (1,711,898)    $    495,959
                                                  ============     ============
Identifiable assets:


Clearing and order execution services ........    $ 19,898,444     $ 11,081,741
Retail brokerage services ....................       2,187,964        4,235,529
Corporate ....................................       7,104,800        1,953,897
Eliminations .................................      (7,768,274)        (474,735)
                                                  ------------     ------------
                                                  $ 21,422,934     $ 16,796,432
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

Liquidity and Capital Resources:


         Our broker dealer subsidiaries, Advantage and Empire Group have assets, which are highly liquid, consisting generally of cash, money market funds and marketable securities for sale in the open market. Total assets at June 30, 2003 were $21,422,934, which consisted of approximately $5,539,091 in liquid assets.


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

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Employment Agreement dated July 23, 2003 between the Company and Donald A. Wojnowski Jr.(1)

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

                    -----------------------
                    (1) Previously filed.


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


Date: September 9, 2003                         Empire Financial Holding Company

                                                By: /s/ Kevin M. Gagne
                                                Kevin M. Gagne
                                                Chief Executive Officer

                                                By: /s/ George R. Cupples
                                                George R. Cupples
                                                Chief Financial Officer
                                                (Principal Accounting Officer)



                        EMPIRE FINANCIAL HOLDING COMPANY

                                 Exhibits Index


         10.1 Employment Agreement dated July 23, 2003 between the Company and Donald A. Wojnowski Jr.(1)

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

                    -----------------------
                    (1) Previously filed.