Form 10-Q
period 2003-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2003-11-14
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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

As of October 31, 2003, there were 5,070,000 shares of common stock outstanding, par value $0.01 per share.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
         FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2003

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements .................................................3

         Consolidated Statement of Financial Condition,
         September 30, 2003 (unaudited) and December 31, 2002 .................3

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2003 and 2002 (unaudited) ........................4

         Consolidated Statements of Operations for the Nine Months Ended
         September 30, 2003 and 2002 (unaudited) ..............................5

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2003 and 2002 (unaudited) ..............................6

         Selected Notes to Consolidated Financial Statements ..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........16

Item 4.  Controls and Procedures .............................................17


                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................18

Item 3.  Defaults Upon Senior Securities .....................................18

Item 4.  Submission of Matters to a Vote Security Holders ....................18

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................18

Signatures ...................................................................19

Exhibit Index ................................................................19

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                     September 30,    December 31,
                                                                          2003            2002
                                                                      -----------     ------------
                                                                      (unaudited)
ASSETS
Cash and cash equivalents ........................................    $ 1,890,204     $  4,146,857
Receivable from customers ........................................      3,777,419        5,772,216
Receivables from broker dealers and clearing organizations .......      2,064,077        1,723,621
Deposits at clearing organizations ...............................        675,168          631,687
Property, furniture and equipment, net of accumulated
   depreciation of $225,086 and $163,962, respectively ...........         93,831          109,879
Customer lists, net ..............................................        168,633          331,390
Income taxes receivable ..........................................              -          351,000
Other assets .....................................................        202,380          427,983
Due from related parties .........................................         66,647                -
                                                                      -----------     ------------

         Total assets ............................................    $ 8,938,359     $ 13,494,633
                                                                      ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable, accrued expenses and other liabilities ....    $ 1,901,353     $  3,413,044
     Payable to customers ........................................      3,326,429        5,661,667
     Payable to broker dealers and clearing organizations ........      1,028,645          472,436
     Due to related parties ......................................              -           61,353
                                                                      -----------     ------------
         Total liabilities .......................................      6,256,427        9,608,500
                                                                      -----------     ------------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued and outstanding ...............................              -                -
     Common stock, $.01 par value, 100,000,000 authorized;
       5,282,200 and 5,000,000, respectively, issued .............         52,822           50,000
     Additional paid-in capital ..................................      9,584,973        8,350,095
     Deferred Compensation .......................................       (123,722)               -
     Retained earnings (deficit) .................................     (5,696,944)      (3,378,765)
     Treasury stock, at cost, 212,200 shares .....................     (1,135,197)      (1,135,197)
                                                                      -----------     ------------
         Total shareholders' equity ..............................      2,681,932        3,886,133
                                                                      -----------     ------------

         Total liabilities and shareholders' equity ..............    $ 8,938,359     $ 13,494,633
                                                                      ===========     ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                 3

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
Revenues:
   Commissions and fees ........................    $ 5,083,118     $ 3,313,863
   Order execution trading revenues, net .......      2,034,985       1,041,337
   Interest ....................................        120,226         139,585
   Other .......................................         17,343          55,649
                                                    -----------     -----------
                                                      7,255,672       4,550,434
                                                    -----------     -----------

Expenses:
   Commissions .................................      3,879,523       1,198,843
   General and administrative ..................      1,136,204         510,966
   Employee compensation and benefits ..........        813,864       2,246,525
   Execution fees ..............................      1,768,544         812,025
   Communications and data processing ..........        242,846         185,938
   Advertising .................................         17,774          21,551
   Interest ....................................          3,199          29,629
                                                    -----------     -----------
                                                      7,861,954       5,005,477
                                                    -----------     -----------

Net loss .......................................    $  (606,282)    $  (455,043)
                                                    ===========     ===========

Basic and diluted loss per share ...............    $      (.12)    $      (.09)
                                                    ===========     ===========

Weighted average shares outstanding ............      4,925,428       4,802,800
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
Revenues:
   Commissions and fees ........................    $12,465,518     $10,584,949
   Order execution trading revenues, net .......      4,218,915       3,514,680
   Interest ....................................        309,072         414,269
   Other .......................................         36,478          91,954
                                                    -----------     -----------
                                                     17,029,983      14,605,852
                                                    -----------     -----------

Expenses:
   Commissions .................................      8,532,777       3,661,769
   General and administrative: .................      3,523,604       2,019,152
   Employee compensation and benefits ..........      3,073,427       6,007,432
   Execution fees ..............................      3,381,010       2,196,068
   Communications and data processing ..........        739,443         551,286
   Advertising .................................         80,977          63,601
   Interest ....................................         16,926          65,627
                                                    -----------     -----------
                                                     19,348,164      14,564,935
                                                    -----------     -----------

Net (loss) income ..............................    $(2,318,181)    $    40,917
                                                    ===========     ===========

Basic and diluted (loss) earnings per share ....    $      (.48)    $       .01
                                                    ===========     ===========

Weighted average shares outstanding ............      4,839,675       4,517,245
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                         -------------------------
                                                                             2003          2002
                                                                         -----------   -----------
Operating activities:
   Net (loss) income ..................................................  $(2,318,181)  $    40,917
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Non-cash charge for stock and options issued for services ........      800,456       413,000
     Depreciation .....................................................       61,123        52,792
     Amortization of customer list ....................................      162,757       491,478
Changes in assets and liabilities:
     Receivables from customers .......................................    1,994,797     3,116,833
     Receivable from broker dealers and clearing organizations ........     (340,456)    1,243,114
     Deposits at clearing organizations ...............................      (43,481)       25,235
     Deferred tax asset ...............................................            -      (400,000)
     Income tax receivable ............................................      351,000             -
     Other assets .....................................................      225,603      (379,884)
     Due from related parties .........................................       66,647             -
     Accounts payable, accrued expenses and other liabilities .........   (1,511,691)      418,911
     Payables to customers ............................................   (2,335,238)     (487,080)
     Payable to broker dealers and clearing organizations .............      556,209      (116,152)
                                                                         -----------   -----------

Net cash (used in) provided by operating activities ...................   (2,330,455)    4,419,164
                                                                         -----------   -----------

Investing activities:
     Additions to property, furniture and equipment ...................      (38,198)      (61,451)
     Purchase of assets ...............................................            -      (196,491)
                                                                         -----------   -----------

Net cash used in investing activities .................................      (38,198)     (257,942)
                                                                         -----------   -----------

Net cash provided by financing activities:
     Proceeds from sale of common stock ...............................      112,000     5,153,479
     Purchase of treasury stock .......................................            -    (1,117,198)
     Payment on contract payable ......................................            -    (1,735,155)
     Payment on short term borrowings from bank .......................            -    (1,032,000)
     Payment on due to related party shareholders .....................            -      (334,000)
     Shareholder distributions for personal taxes .....................            -      (600,000)
                                                                         -----------   -----------

Net cash provided by financing activities .............................      112,000       335,126
                                                                         -----------   -----------

Net (decrease) increase in cash and cash equivalents ..................   (2,256,653)    4,496,348
Cash and cash equivalents at beginning of year ........................    4,146,857     2,327,029
                                                                         -----------   -----------

Cash and cash equivalents at end of period ............................  $ 1,890,204   $ 6,823,377
                                                                         ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ...........................  $    16,926   $    35,997
                                                                         ===========   ===========

Supplemental disclosures of non-cash investing and financing activites:
   Issuance of common stock and options in exchange for services ......  $   800,456   $   413,000
                                                                         ===========   ===========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                 6

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                SELECTED NOTES TO
                  CONSOLIDATE FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002, appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

         Restatement - In previously issued interim financial statements for the nine months ended September 30, 2002, the Company did not record a non-cash charge for options issued to consultants. On April 9, 2002, the Company issued 87,500 options to consultants and charged operations for the fair value of the options in the amount of $413,000. The options vest over five years and expire in ten years from the date of grant.

         The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                    Risk free interest rate ......  5.22%
                    Expected lives ...............    10
                    Expected volatility .......... 92.00%
                    Expected dividend yield ......    --

         The accompanying financial statements for the nine months ended September 30, 2002, have been restated for the non-cash charge and reflect a decrease of $413,000 in net income and a decrease in basic and diluted earnings of $.09 per share.

2.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock. Basic and dilutive earnings (loss) per share were the same for the nine-month periods ended September 30, 2003 and 2002, because the exercise price of the vested stock options was above the market price of the stock on that date. Options for all periods presented were not included in the computation of dilutive net income
(loss) per share because the effect of inclusion would be antidilutive.

3.       EQUITY AND STOCK OPTION TRANSACTIONS

         On June 19, 2003, 100,000 restricted shares of stock were granted to the President of the Company. The Company recorded an expense of $131,000 for the restricted stock. Also, on that same date, 200,000 stock options granted to the President of the Company were cancelled and reissued. These options were accounted for as variable according to FASB Interpretation ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," and accordingly, a charge of $565,600 and $64,300 was made to the financial statements during the quarters ended June 30, 2003 and September 30, 2003, respectively.

         The Company has a stock option plan under which employees, directors and consultants may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest annually over a five-year term for all directors, certain officers, and consultants, and these options expire in ten years from date of grant.

         On May 28, 2003, the board of directors authorized the Company to make an exchange offer to all holders of outstanding options (with an exercise price of $6.00 per share), to allow holders to exchange their options into shares of common stock of the Company on a ratio of five options for each share of common stock. Effective September 12, 2003, these holders exchanged 411,000 options for 82,200 shares of common stock. Half of the shares vest in 90 days from the date of issuance, and the balance vest one year from date of issuance. In connection with the exchange of options for common stock by employees and directors, compensation expense of $105,900 was recorded in the quarter ended September 30, 2003.

         The Company complies with statement of SFAS 123, "Accounting For Stock-Based Compensation." This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

         Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. For the nine-month period ended September 30, 2003, 405,000 stock options were granted, all in the second quarter of the year. Of the 405,000 options granted, 280,000 were below market value and, accordingly, a charge of $63,860 was recorded in the second quarter of 2003. For the nine-month period ended September 30, 2002, 590,350 stock options were granted, all in the second quarter of the year.

                                                Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                             -----------------------     -------------------------
                                                2003          2002          2003            2002
                                             ---------     ---------     -----------     ---------
Net (loss) income: ......................... $(606,282)    $(455,043)    $(2,318,181)    $  40,917
Total stock based employee and Director
   compensation expense determined under
   fair value based method for all awards ..  (113,469)     (139,261)       (396,710)     (278,522)
                                             ---------     ---------     -----------     ---------

Pro forma net income (loss) ................ $(719,751)    $(594,304)    $(2,714,891)    $(237,605)
                                             =========     =========     ===========     =========
Earning per share:
Basic and diluted - as reported ............ $    (.12)    $    (.09)    $      (.48)    $     .01
                                             =========     =========     ===========     =========
Basic and diluted - pro forma .............. $    (.15)    $    (.12)    $      (.56)    $    (.05)
                                             =========     =========     ===========     =========

4.       NET CAPTIAL AND RESERVE REQUIREMENTS

         The broker dealer subsidiaries of the Company are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members. This rule requires that aggregate indebtedness, not exceed 15 times net capital. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. The alternative net capital requirement has been utilized by Advantage. Net capital positions of the Company's broker dealer subsidiaries were as follows at September 30, 2003:

         Advantage: .........................................          35%
         Net capital as a percentage of aggregate debit items
         Net capital ........................................  $1,366,833
         Required net capital ...............................  $  250,000

         Empire:
         Percentage of aggregate indebtedness to net capital          114%
         Net capital ........................................  $  861,485
         Required net capital ...............................  $  250,000

         Advantage is also subject to Rule 15c3-3 (the "Rule") under the Securities And Exchange Act of 1934, which specifies certain conditions under which broker dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At September 30, 2003, Advantage had $657,985 deposited in the Special Reserve Account to meet these requirements.

5.       FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The Company operates in two business segments, retail brokerage services and clearing and order execution services. Retail brokerage services (including the sale of equities, mutual funds, fixed income products and investment advisory services) are provided to retail and institutional customers through online trading or the 20 retail branches of the Company. Clearing and order execution services are conducted through Advantage, which fills orders to purchase or sell securities received from independent broker dealers on behalf of their retail customers and performs clearing functions for other broker dealers.

         Information concerning operations in these segments of business was as follows for the three months ended September 30:

                                                      2003              2002
                                                  ------------     ------------
         Revenue:

         Clearing and order execution services    $  2,188,531     $  1,627,708
         Retail brokerage services ...........       5,063,751        2,922,726
         Corporate ...........................           3,390                -
                                                  ------------     ------------
                                                  $  7,255,672     $  4,550,434
                                                  ============     ============
         Net (loss) income:

         Clearing and order execution services    $   (419,593)    $   (286,389)
         Retail brokerage services ...........          68,978           87,199
         Corporate ...........................        (255,667)        (255,853)
                                                  ------------     ------------
                                                  $   (606,282)    $   (455,043)
                                                  ============     ============
         Identifiable assets:

         Clearing and order execution services    $  6,728,319     $ 13,185,747
         Retail brokerage services ...........       2,384,616        3,787,883
         Corporate ...........................       7,259,830        2,006,349
         Eliminations ........................      (7,434,406)        (799,845)
                                                  ------------     ------------
                                                  $  8,938,359     $ 18,180,134
                                                  ============     ============

         Information concerning operations in these segments of business was as follows for the nine months ended September 30:

                                                      2003              2002
                                                  ------------     ------------
         Revenue:

         Clearing and order execution services,
         (gross) .............................    $  4,429,620     $  4,744,071
         Retail brokerage services ...........      12,596,973        9,861,041
         Corporate ...........................           3,390              740
                                                  ------------     ------------
                                                  $ 17,029,983     $ 14,605,852
                                                  ============     ============
         Net (loss) income:

         Clearing and order execution services,
         (gross) .............................    $   (782,608)    $     50,137
         Retail brokerage services ...........         (77,482)       1,030,385
         Corporate ...........................      (1,458,091)      (1,039,605)
                                                  ------------     ------------
                                                  $ (2,318,181)    $     40,917
                                                  ============     ============
         Identifiable assets:

         Clearing and order execution services    $  6,728,319     $ 13,185,747
         Retail brokerage services ...........       2,384,616        3,787,883
         Corporate ...........................       7,259,830        2,006,349
         Eliminations ........................      (7,434,406)        (799,845)
                                                  ------------     ------------
                                                  $  8,938,359     $ 18,180,134
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

6.       SUBSEQUENT EVENT

         GOBLE SETTLEMENT
         ----------------

         On October 31, 2003, the Company, Kevin Gagne, chairman and CEO of the Company, its board members, Richard L. Goble, former co-chairman and co-CEO, and the Richard L. Goble First Revocable Trust dated 5/13/1999 (the "Goble Trust") entered into a Stock Purchase and Settlement Agreement ("Settlement Agreement"), wherein certain controversies between and among the parties were settled on November 6, 2003.

         Pursuant to the Settlement Agreement, among other things, on November 6, 2003, (i) the Company purchased from the Goble Trust and Mr. Goble an aggregate of 2,088,000 shares (the "Goble Shares") of the Company's common stock, and (ii) the parties executed a Mutual Release, which provides for the mutual release of all claims and dismissal of all pending lawsuits between and among the parties.

         Pursuant to the Settlement Agreement (i) Mr. Goble and the Goble Trust will receive from the Company all of the issued and outstanding capital stock of Advantage Trading Group, Inc. and a three year unsecured promissory note (the "Goble Note") in the principal amount of $400,000 and (ii) the Company agreed to assume Mr. Goble's obligation to pay the Gagne First Revocable Trust (the "Gagne Trust") on November 6, 2003 all of the Assumed G&G Purchase Price (as defined below). The Goble Note bears interest at 6% through December 31, 2004 and nine percent thereafter, payable in monthly installments of $11,111.11 until the earlier of full repayment or November 15, 2006. Additionally, the Goble Note includes provisions for certain mandatory principal repayment.

         On November 6, 2003, Mr. Goble, Mr. Gagne, and the Gagne Trust also entered into a Stock Purchase Agreement, wherein Mr. Goble purchased from Gagne Trust all of the outstanding capital stock of G&G Holdings, Inc. ("G&G"), Florida corporation jointly owned by Messrs. Gagne and Goble, for partial consideration paid to Gagne Trust on November 6, 2003, which principally includes (i) $250,000 in cash, (ii) a three year unsecured promissory note in the principal amount of $500,000 (the "Gagne Note"), and (iii) 10,000 shares of Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), of the Company (collectively, the "Assumed G&G Purchase Price"). The Gagne Note bears interest at six percent through December 31, 2004 and nine percent thereafter, payable in monthly installments of $13,888.89 until the earlier of full repayment or November 15, 2006.

         The Stock Purchase Agreement provides that, in the event the Company receives any proceeds from the issuance of any equity security (with certain exceptions) or in connection with the incurrence of any indebtedness for money borrowed (with certain exceptions), the Company is required to make principal payments in an aggregate amount equal to 50% of the net proceeds to the Gagne Trust and to the payee of the Goble Note in an amount proportional to the then outstanding principal amount of the Gagne Note and the Goble Note. The Stock Purchase Agreement further provides that, in the event the Company receives any proceeds from the sale, assignment or transfer of its customer accounts, the Company shall make principal payments to the Gagne Trust and to the payee of the Goble Note simultaneously with the receipt of such proceeds in an amount equal to the net proceeds received by the Company, in an amount proportional to the outstanding principal amount of the Gagne Note and Goble Note.

         In connection with the Company's assumption of Mr. Goble's obligation to pay the Gagne Trust the Assumed G&G purchase Price, the Company has authorized the designation of Series A Preferred Stock up to a maximum of 10,000 shares and issued 10,000 shares of Series A Preferred Stock to the Gagne Trust. The Series A Preferred Stock ranks prior to the Company's Common Stock and is convertible into shares of Common Stock as determined by dividing the Series A Preferred Stock issue price of $30.00 per share (the "Series A Preferred Stock Issue Price") by Series A Preferred Stock conversion price, which is initially $2.00 at November 6, 2003 and is subject to adjustments at later dates. Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the annual rate of nine percent of the Series A Preferred Stock Issue Price. Additionally, upon liquidation, dissolution, or winding up the Company, the holders of Series A Preferred Stock shall be entitled to be paid $30.00 per share of such stock (as adjusted for any stock dividends, combinations, splits or similar events on the Series A Preferred Stock), plus a cash amount equal to all accrued and unpaid dividends on such shares. Subject to earlier conversion, on November 1, 2008, the Company at its sole option may redeem shares of the Series A Preferred Stock.

         In connection with the Settlement Agreement, the Company and G&G, the landlord of the space currently leased by the Company, entered into an amendment of the Lease Agreement dated August 13, 1999, as amended (the "Lease Agreement"). The amendment to the Lease Agreement is dated November 6, 2003, and provides that the following terms, among others, of the Lease Agreement have been modified as follows: (i) the current leasable square footage of the premises has been subdivided into Space A, Space B, and Space C; (ii) the expiration date of the Lease Agreement becomes April 30, 2005; (iii) the rent payments have been modified and allocated among each of the three spaces; (iv) the calculation of operating expenses has been amended; (v) G&G may not enter into any lease agreement of space in the building with a company that is a broker-dealer, investment adviser or any entity whose business shall consist of the sale, trading, or clearing of securities, except Advantage Trading Group, Inc. (vi) the calculation and allocation of utilities, sales tax, property taxes and insurance has been amended; and (vii) the company may terminate the Lease Agreement with respect to any or all of Space A, Space B, and Space C at will upon giving G&G 60 days' prior written notice.

         The Company reported this settlement and related transactions in a Current Report on Form 8-K, dated November 6, 2003, which contains additional information regarding the settlement. Filed as exhibits to this Current Report on Form 8-K are copies of the relevant agreements.

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

         Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, found in our Annual Report on Form 10-K for the year ended December 31, 2002. As of January 1, 2003 we have adopted Statement of Financial Accounting Standards No. 148, "Accounting for stock-based compensation - transition and disclosure ("SFAS 148"). SFAS No. 148 amends the disclosure requirements of statements to require prominent disclosure in our annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

         In July, 2002 the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges.

RESULTS OF OPERATIONS:

         Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002:

         Total revenues for the three months ended September 30, 2003 increased $2,705,238, or 59%, to $7,255,672 from $4,550,434 reported for the same period in 2002. This increase was primarily due to the reasons described below:

         Commissions and fee revenues for the three months ended September 30, 2003 increased $1,769,255, or 54%, to $5,038,118 from $3,313,863 for the same period in 2002, primarily due an increase in retail trading volume and a change in revenue mix, which resulted from increased processing of securities transactions by independent registered representatives already affiliated with us, and the processing securities transactions from independent registered representatives who had not previously used our services. Commission and fee revenues for the three months ended September 30, 2003 from independent registered representatives increased approximately $2,669,000, or 186%, to $4,101,000 from $1,432,000 for the same period in 2002. Independent registered representatives accounted for approximately 81% and 43% of commissions and fee revenues for the three-month periods ended September 2003 and 2002, respectively.

         Order execution trading revenue for the three months ended September 30, 2003 increased $993,648, or 95%, to $2,034,985 from $1,041,337 for the same period in 2002, primarily due to an increase of approximately 71% in the number of order execution transactions and a 14% increase in average fee received for each order execution transaction. For the three-month periods ended September 30, 2003 and 2002, the average fee for each order execution transaction was $29.37 and $25.70, respectively.

         Interest revenues for the three months ended September 30, 2003 decreased $19,359, or 14%, to $120,226 from $139,585 for the same period in 2002, primarily due to a decrease in the average interest rates charged to customers, partially offset by an increase in the average month-end retail customer margin balances. The average month-end customer margin balance for the three-month periods ended September 30, 2003 and 2002 was $6,382,000 and $4,732,000, respectively, an increase of $1,650,000, or 35%.

         Other revenues for the three months ended September 30, 2003 decreased $38,306, or 69%, to $17,343 from $55,649 for the same period in 2002, primarily as a result of a decrease in miscellaneous income and fee revenues.

         Total operating expenses for the three months ended September 30, 2003 and 2002 were $7,861,954 and $5,005,477, respectively, an increase of $2,854,477, or 57%, over the same period in 2002, primarily due to the reasons described below:

         Commissions for the three months ended September 30, 2003 increased $2,680,680, or 224%, to $3,879,523 from $1,198,843 for the same period in 2002.
This increase was primarily attributable to an increase in commissions paid to independent registered representatives already affiliated with us, as a result of increased volume, and commissions paid to independent registered representatives not previously affiliated with our Company. Revenues from independent registered representatives for the three-month period ended September 30, 2003 increased approximately 186% over the same period in 2002.

         General and administrative expenses for the three months ended September 30, 2003 increased $625,238, or 122%, to $1,136,204 from $510,966 for the same period in 2002. This increase is primarily attributable to $170,966 non-cash charge incurred with respect to options and restricted stock granted to employees for services and common stock issued in exchange for stock options originally issued to employees in 2002, an increase of $265,539 in professional and legal fees incurred in connection with a dispute between the Company and one of the majority shareholders, and a $188,703 increase in general office expenses.

         Employee compensation and benefit costs for the three months ended September 30, 2003 decreased $1,432,661, or 64%, to $813,864 from $2,246,525 for the same period in 2002, primarily due to a decrease in the number of employees. At September 30, 2003, we employed 52 people compared to 65 people at September 30, 2002, a decrease of 25%. The decrease in employees is primarily attributable to a reduction of employees working in clearing operations and our increased relationship with independent registered representatives, which increased by 52, or 57%, to 142 at September 30, 2003 from 90 at September 30, 2002.

         Execution fee expense for the three months ended September 30, 2003 increased $956,519, or 118%, to $1,768,544 from $812,025 for the same period in 2002, primarily attributable to an increase in the number of trade transactions requiring execution fees and a 27% increase in execution fees paid per transaction. The average execution fee paid per transaction was $25.53 and $20.04 for the three-month periods ended September 30, 2003 and 2002, respectively.

         Communications and data processing expense for the three months ended September 30, 2003 increased $56,908, or 31%, to $242,846, from $185,938 for the same period in 2002, due to an increase in clearing operation transactions.

         Advertising expenses for the three months ended September 30, 2003 decreased $3,777, or 18%, to $17,744 from $21,551 for the same period in 2002. As a percentage of revenue, advertising expenses were less than 1% of total revenues for the three-month periods ended September 30, 2003 and 2002.

         Interest expense for the three months ended September 30, 2003 decrease $26,430, or 89%, to $3,199 from $29,629 for the same period in 2002, primarily due to a reduction in interest incurred on short-term borrowings, partially offset by a .23% increase in interest paid on customer credit balances. The increase is attributable to higher customer credit balances, for which we pay interest. The average outstanding month-end customer balance for the three months ended September 30, 2003 and 2002 was $11,391,000 and $7,204,000,
respectively. The decrease is attributable to decreased borrowings. We had no short-term loan balances outstanding during the three months ended September 30, 2003, as compared to an average short-term loan balance outstanding of $22,667 for the comparable period in 2002.

Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002:

         Total revenues for the nine months ended September 30, 2003 increased $2,424,131, or 17%, to $17,029,983 from $14,605,852 reported for the same period in 2002. This increase was primarily due to the reasons described below:

         Commissions and fee revenues for the nine months ended September 30, 2003 increased $1,880,569, or 18%, to $12,465,518 from $10,584,949 for the same period in 2002, primarily due an increase in retail trading volume and a change in revenue mix, which resulted from increased processing of securities transactions by independent registered representatives already affiliated with us, and the processing of securities transactions from independent registered representatives who had not previously used our services. Commissions and fee revenues for the nine-month period ended September 30, 2003 from independent registered representatives increased approximately $5,367,000 to $9,676,000, or 124% from $4,309,000 for the same period in 2002. Independent registered representatives accounted for approximately 78% and 41% of commissions and fee revenues for the nine-month periods ended September 30, 2003 and 2002, respectively.

         Order execution trading revenue for the nine months ended September 30, 2003 and 2002 was $4,218,915 and $3,351,680, respectively, an increase of $867,235, or 26%, over the same period in 2002, primarily due to an increase of approximately 31% in the number of order execution transactions, partially offset by a 3% decrease in the average fee received for each order execution transaction. For the nine-month periods ended September 30, 2003 and 2002, the average fee for each order execution transaction was $22.85 and $23.75, respectively.

         Interest and dividends for the nine months ended September 30, 2003 decreased $105,197, or 25% to $309,072 from $414,269 for the same period in 2002, primarily due to a decrease in the average interest rates charged to customers, partially offset by an increase in average month-end retail customer margin balances. The average month-end customer margin balance for the nine-month periods ended September 30, 2003 and 2002 was $7,763,363 and $5,859,270, respectively, an increase of $1,904,093, or 33%.

         Other revenues for the nine months ended September 30, 2003 decreased $218,476, or 86%, to $36,478 from $254,954 for the same period in 2002, primarily as result of a decrease in miscellaneous income and fee revenues.

         Total expenses for the nine months ended September 30, 2003 increased $4,783,228, or 33% to $19,348,163 from $14,564,935 for the same period in 2002, primarily due to the reasons described below:

         Commissions for the nine months ended September 30, 2003 increased $4,871,008, or 133%, to $8,532,777 from $3,661,769 for the same period in 2002.
This increase was primarily attributable to an increase in commissions paid to independent registered representatives already affiliated with us, as a result of increased volume, and commissions paid to independent registered representatives not previously affiliated with our Company. Revenues from these registered representatives increased approximately 124% over the same period in 2002.

         General and administrative expenses for the nine months ended September 30, 2003 increased $1,504,452, or 74%, to $3,523,604 from $2,019,152 for the same period in 2002. This increase is primarily attributable to an increase of approximately $727,000 in professional and legal fees incurred in connection with a dispute between the Company and one of the majority shareholders, an increase of $387,000 for non-cash charges incurred with respect to options and restricted stock granted to employees for services and common stock issued in exchange for stock options originally issued to employees in 2002, an increase of approximately $86,000 for insurance expense, and a 38% increase in other general and administrative expenses.

         Employee compensation and benefit costs for the nine months ended September 30, 2003 decreased $2,934,005, or 49% to $3,073,427 from $6,007,432 for the same period in 2002. This decrease was primarily due to a reduction in employees. At September 30, 2003 and 2002, we employed 52 and 65 people, respectively, a decrease of 25%. The decrease in employees is primarily attributable to a reduction of employees working in clearing operations and our increased relationship with independent registered representatives, which increased by 52, or 57%, to 142 at September 30, 2003 from 90 at September 30, 2002. During the comparison period, executive compensation decreased by approximately $188,000.

         Execution fee expense for the nine months ended September 30, 2003 increased $1,184,942, or 54%, to $3,381,010 from $2,196,068 for the same period in 2002, primarily due to an increase in the number of trade transactions requiring execution fees and a 17% increase in execution fees paid per transaction. The average execution fee paid per transaction was $18.31 and $15.56 for the nine-month periods ended September 30, 2003 and 2002, respectively.

         Communications and data processing expense for the nine months ended September 30, 2003 increased $188,157, or 34%, to $739,443 from $551,286 for same period in 2002, primarily due to an increase in clearing operation transactions.

         Advertising expenses for the nine-month period ended September 30, 2003 increased $17,376, or 27%, to $80,977, from $63,601 for the same period in 2002. As a percentage of revenue, advertising expenses were less than 1% of total revenues for the nine-month periods ended September 30,2003 and 2002.

         Interest expense for the nine months ended September 30, 2003 decreased $48,701, or 74%, to $16,926 from $65,627 for the same period in 2002, primarily due to a reduction in interest incurred on short-term borrowings, partially offset by an increase in interest paid on customer credit balances. The increase is attributable to higher customer credit balances, for which we pay interest. The average outstanding month-end customer balance for the nine months ended September 30, 2003 and 2002 was $13,491,982 and $7,325,027, respectively. The decrease is attributable to decreased borrowings. We had no short-term loan balances outstanding during the nine months ended September 30, 2003, as compared to an average short-term loan balance outstanding of $257,556 for the comparable period in 2002.

LIQUIDITY AND CAPITAL RESOURCES:

         Our broker dealer subsidiaries, Advantage and Empire Group have certain assets, which are highly liquid, consisting generally of cash, money market funds and marketable securities for sale in the open market. Total assets at September 30, 2003 were $9,054,773, which consisted of approximately $2,565,372 in liquid assets.

         Our broker dealer subsidiaries, Advantage and Empire Group are subject to the net capital requirements of the Securities Exchange Commission, the National Association of Securities Dealers and other regulatory authorities. At September 30, 2003, our broker and dealer subsidiaries regulatory net capital for the combined subsidiaries was $2,228,318 with a minimum combined net capital requirement of $500,000. Combined excess net capital was $1,728,318.

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

         Our revenues and financial instruments are denominated in U.S. dollars and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of September 30, 2003, the Company's broker dealer subsidiaries had no financial instruments in an inventory short position.

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


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As described under Note 8 of the Notes to Consolidated Financial Statements of the Company, on October 31, 2003, the Company, Kevin Gagne, chairman and CEO of the Company, its board members, Richard L. Goble, former co-chairman and co-CEO, and the Richard L. Goble First Revocable Trust dated 5/13/1999 entered into a Stock Purchase and Settlement Agreement, wherein certain controversies between and among the parties were settled on November 6, 2003.

         The Company reported this settlement and related transactions in a Current Report on Form 8-K dated November 6, 2003, which contains additional information regarding the settlement. Filed as exhibits to this Current Report on Form 8-K are copies of the relevant agreements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 28, 2003, the board of directors authorized the Company to make an exchange offer to all holders of outstanding option grants (with an exercise price of $6.00 per share), to allow holders to exchange their options into shares of common stock of the Company on a ratio of five options for each share of common stock. Effective September 12, 2003, these holders exchanged 411,000 options for 82,200 shares of common stock. Half of the shares vest in 90 days from the date of issuance, and the balance vest one year from date of issuance. In connection with the exchange of options for common stock by employees and directors, compensation expense of $105,900 was recorded in the quarter ended September 30, 2003. These shares of common stock were issued pursuant to a private placement offering and were not registered pursuant to an exemption contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         31.1 Certification of Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         32.1 Principal Executive officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         32.2     Principal Financial Office Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         The following reports were filed on Form 8-K during the three months ended September 30, 2003:

         (i) The Company filed a Current Report on Form 8-K, dated August 18, 2003, with the Securities and Exchange Commission reporting a "Financial Statement, Proforma Financial Information and Exhibits" pursuant to Item 7, regarding the Company's press release relating to results of operations for the quarter ended June 30, 2003. No financial statements were filed with this Current Report on Form 8-K.

         (ii) The Company filed a Current Report on Form 8-K, dated August 20, 2003, with the Securities and Exchange Commission reporting an "Other Event" pursuant to Item 5, regarding the Company's election to purchase the shares beneficially owned by Richard L. Goble. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: November 14, 2003                        Empire Financial Holding Company

                                                /s/ Kevin M. Gagne
                                                Kevin M. Gagne
                                                Chief Executive Officer

                                                /s/ George R. Cupples
                                                George R. Cupples
                                                Chief Financial Officer
                                                (Principal Accounting Officer)





                        EMPIRE FINANCIAL HOLDING COMPANY

                                 Exhibits Index

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.