Form 10-K
period 2003-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2004-04-14
CIK 1094320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                         COMMISSION FILE NUMBER 1-31292

                              ____________________


                        EMPIRE FINANCIAL HOLDING COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                              ____________________


                   FLORIDA                             56-3627212
                   -------                             ----------
         (State or Other Jurisdiction                 (IRS Employer
              of Incorporation)                  Identification Number)


           2170 WEST STATE ROAD 434, SUITE 100
                    LONGWOOD, FLORIDA                     32779
                    -----------------                     -----
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2004 computed by reference to the average bid and asked prices of registrant's common stock reported on the American Stock Exchange on such date was $1,506,890.

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of March 15, 2004 was 3,194,450.


                       DOCUMENTS INCORPORATED BY REFERENCE


Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

Portions of the registrant's definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE



PART I.........................................................................1

    Item 1.   Business.........................................................1

    Item 2.   Legal Proceedings...............................................12

    Item 3.   Submission Of Matters To A Vote Of Security Holders.............13


PART II.......................................................................13

    Item 4.   Market For Common Equity And Related Stockholder Matters........13

    Item 5.   Selected Financial Data.........................................15

    Item 6.   Management's Discussion And Analysis............................17

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......30

    Item 8.   Financial Statements And Supplementary Data.....................31

    Item 9.   Changes In And Disagreements With Accountants On Accounting
               And Financial Disclosure.......................................31

    Item 9A.  Controls and Procedures.........................................31

PART III......................................................................31


PART IV.......................................................................32

    Item 15.  Exhibits And Reports On Form 8-K................................32


                                      (i)

         This Form 10-K contains statements about future events and expectations which are, "forward looking statements". Any statement in this 10-K that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, the ability of the Company to continue as a going concern, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and its wholly-owned subsidiaries.

PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are a financial brokerage services firm serving institutional, retail and wholesale customers that operates in two business segments: retail brokerage and advisory services, and order execution and market making services. Our services are delivered through the Internet and traditional means.

         We have two operating subsidiaries, including, Empire Financial Group, Inc., which conducts our retail discount and full service brokerage operation, services independent registered representatives, and provides retail and wholesale order execution and market making services and Empire Investment Advisors, Inc., which provides financial, custodial and investment advisory products and services. In November, 2003, we sold all of the outstanding capital stock of Advantage Trading Group, Inc. ("Advantage") and we therefore no longer own Advantage. Accordingly, our financial statements and our discussion and analysis of our financial condition and results of operations throughout this Annual Report on Form 10-K includes Advantage as a discontinued operation. For additional financial information regarding the disposition of Advantage and related transactions, see Note 4 of our Notes to Consolidated Financial Statements appearing elsewhere in this report.

         Our brokerage and advisory business provides financial brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds, unaffiliated broker dealers and pension funds. The securities brokerage business involves the purchase and sale of securities. A retail customer who desires to purchase or sell a specific security usually places a securities order with a broker dealer. Broker dealers, including us, charge retail customers a commission or fee for processing these orders. Our commissions and fees revenues are derived entirely from commissions or fees charged to retail customers.

         In order to fill the customer's order, a broker dealer generally places an order with an order execution service or market maker. The order execution service or market maker most often fills the order as principal by either buying or selling the specific security. We offer order execution services to unaffiliated broker dealers. Our securities execution and market making services involve filling orders to purchase or sell securities received from unaffiliated broker dealers or registered investment advisors on behalf of their retail and institutional customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a specific security is bought and the price received when that security is sold.

RECENT DEVELOPMENTS

Sale of Advantage; Goble Settlement and Mutual Release.

         In November, 2003, we sold all of the issued and outstanding capital stock of Advantage to Richard L. Goble and The Richard L. Goble First Revocable Trust dated May 12, 1999 (the "Goble Trust"). In connection with our sale of Advantage to Mr. Goble and the Goble Trust, we entered into a Stock Purchase and Settlement Agreement (the "Settlement Agreement") and a Mutual Release (the "Mutual Release") with each of Mr. Goble, the Goble Trust, and each of our current directors, pursuant to which all outstanding controversies between the parties were settled and each party further agreed to dismiss any and all pending lawsuits between and among one another with prejudice. Mr. Goble resigned from our board of directors on November 6, 2003.

         Pursuant to the terms of the Settlement Agreement, we acquired 2,088,000 shares of our common stock from Mr. Goble. In consideration for the purchase of those shares and in connection with the Settlement Agreement, (i) Mr. Goble and the Goble Trust received from us all of the issued and outstanding capital stock of Advantage and a three year unsecured promissory note in the original principal sum of $400,000 (the "Goble Note"), and (ii) we paid, on behalf of Mr. Goble, the Assumed G&G Purchase Price (as defined below) to The Gagne First Revocable Trust (the "Gagne Trust").

         Mr. Goble, Mr. Gagne and the Gagne Trust also entered into a Stock Purchase Agreement, dated as of November 6, 2003 (the "G&G Stock Purchase Agreement"), whereby Mr. Goble purchased from the Gagne Trust all of the outstanding capital stock of G & G Holdings, Inc. ("G&G"), a Florida corporation jointly owned by Messrs. Gagne and Goble, for partial consideration to be paid to the Gagne Trust on November 6, 2003, which includes (i) $250,000 in cash,
(ii) a three year unsecured promissory note in the original principal sum of $500,000 (the "Gagne Note"), and (iii) 10,000 shares of Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), issued by us (collectively, the "Assumed G&G Purchase Price").

         As a result of our sale of Advantage and the related transactions described above, approximately $10,700,000 of our consolidated assets and approximately $7,700,000 of our consolidated liabilities as of December 31, 2002 have been eliminated from our balance sheet as of December 31, 2003. In addition, our consolidated statement of operations for the year ended December 31, 2003 reflects a loss from the discontinued operations of Advantage in the amount of $1,212,661. As a result of the effects of the disposition of Advantage, the losses incurred by Advantage prior to its disposition and our loss from continuing operations during the year ended December 31, 2003 in the amount of $1,871,348, our net stockholders' equity declined from $3,886,133 as of December 31, 2002 to a net stockholders' deficit of $801,183 as of December 31, 2003.

         On January 16, 2004, we filed suit against Mr. Goble and G&G in Case No. 04-CA-131-16-K, in the Circuit Court in and for Seminole County, Florida. The lawsuit alleges that Mr. Goble has breached the Settlement Agreement and that Mr. Goble and G&G have breached a lease agreement we entered into with G&G. The lawsuit seeks monetary damages and other relief. On February 12, 2004, Mr. Goble, G&G and Advantage filed a counterclaim against us, our wholly owned subsidiaries Empire Financial Group, Inc. and Empire Investment Advisors, Inc., each of our current directors and certain of our employees and officers. The counterclaim contains many allegations which were resolved by the Settlement Agreement. The counterclaim further alleges that we have breached the Settlement Agreement, that we have breached our lease agreement with G&G, that certain officers and directors have breached a fiduciary duty which they owed to Advantage, and that we, along with certain of our officers and directors, have

Mutual Fund Trading Investigations.

         On October 17, 2003, we received the first of a series of subpoenas issued by the United States Securities and Exchange Commission in an investigation entitled In re Certain Mutual Fund Trading Practices, File No. NY-7220. The investigation seeks information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices in connection with the trading of mutual funds shares in violation of the federal securities laws, including enabling or permitting preferred customers to engage in "late trading" or "market timing" of mutual fund shares, among other things. The New York Attorney General is also conducting a similar investigation.

         We have conducted an informal internal review concerning our activities in connection with market timing and late trading of mutual funds on behalf of our clients. As a result of our informal internal review, we have discovered specific instances where our employees (i) assisted clients in engaging in market timing of mutual fund transactions and (ii) entered orders after 4:00 p.m. for the trading of mutual fund shares.

         As of this time, we cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer. We are fully cooperating with the SEC and the New York Attorney General in their investigations.

Going Concern

         The Consolidated Financial Statements appearing elsewhere in this report have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, the Company incurred losses from continuing operations in the amount of $1,871,348 and $1,495,724, during the years ended December 31, 2003 and 2002, respectively, and has a stockholders' deficit of $801,183 as of December 31, 2003. In addition, the Company currently has uncertainties in connection with regulatory investigations described above. Depending on the result of these uncertainties, the company may not continue as a going concern. See Note 3 of our Notes to Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR COMPANY

         Our principal executive offices are located at 2170 West State Road 434, Suite 100, Longwood, Florida 32779, and our telephone number is 1-800-569-3337. Our website is located at www.empirenow.com. Information contained in or connected to our web site is not part of this report. We do not make our periodic filings available on our website at this time. However, for those persons that make a request in writing (Attn: Patrick E. Rodgers) or by e-mail (prodgers@empirenow.com), we will provide free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under
Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings.

BROKERAGE AND INVESTMENT ADVISORY BUSINESS

         We provide financial brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. After taking into account our sale of Advantage and eliminating its business from our historical financial statements, approximately 92% of our 2003 revenues, approximately 98% of our 2002 revenues and approximately 91% of revenues for 2001 were derived from commissions and fees generated in connection with our retail financial brokerage services. Our retail customers may place their securities orders online through our secure website located at www.empirenow.com or via telephone by calling our retail trading desk at 1-877-569-3337. We charge our customers an agreed upon brokerage commission. Our online retail trading commissions start at $8.99 per trade and our broker assisted trades start at $24.99 per trade.

         As of March 15, 2004, we provided back office and administrative functions for approximately 170 independent registered representatives. Our independent registered representatives process securities transactions through us. For a fee and a participation in their revenues, we provide these representatives with back office support, client statements and reports, branch office regulatory compliance and advisory services. These representatives typically pay all of their office and marketing expenses.

         We also provide fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary, Empire Investment Advisors, Inc. These services are web-based and are delivered through a platform that combines a variety of independent third party providers. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2003, the annual fee was equal to approximately 85 basis points times the assets under management.

RETAIL BROKERAGE SERVICES

     (I) DISCOUNT RETAIL BROKERAGE

         We provide discount securities brokerage services to retail investors, including both individuals and small to mid-sized institutions such as hedge funds, money managers, mutual funds and pension funds. We charge our customers an agreed upon brokerage commission. Our online retail trading commissions start at $8.99 per trade and our broker assisted trades as well as our independent contractor trades start at $24.99 per trade. Our client support representatives are available from 8:00 a.m. to 7:00 p.m. eastern time. Our services allow for after hours trading.

         Customers can directly place orders to buy and sell NASDAQ and exchange-listed securities, as well as equity and index options, through our Internet based order processing system. We support a range of order types, including market orders, limit orders (good-till-cancelled or day), stop orders and short sales. Our system automatically checks the parameters of an order, together with the customer's buying power and positions held, prior to executing an order. All listed market orders, subject to certain size limitations, are executed at the National Best Bid/Offer, or NBBO, or better at the time of receipt by a third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All NASDAQ market orders, subject to certain size limitations, are executed at the Best Bid/Offer or better at the time of receipt by the market maker.

         Our retail brokerage services are readily accessible to our brokerage customers through two gateways:

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

      o Voice Telephone. We provide customers with a toll-free number to access our brokers and other client support representatives. We also provide our clients with direct access to our registered representatives and principals through our client support desk to allow them to execute trades other than online. Our brokers are committed to using their trading desks to obtain for our clients the fastest execution of their order at the best possible price at the time the order is given. As of December 31, 2003, our retail client support division consisted of 22 employees, of which 5 are registered representatives and principals.

     (II) FULL SERVICE RETAIL BROKERAGE SERVICES

         We also service retail customers through a nationwide network of independent registered representatives. The representatives provide their own offices and utilize our execution, market making and web-based services to provide access to investments to their client base. We receive a percentage of the revenue generated by the representatives in exchange for providing back office support. As of March 15, 2004, we had approximately 31 fully independent branch offices, which we refer to as Offices of Supervisory Jurisdiction, or OSJ's, providing these services.

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

INVESTMENT ADVISORY SERVICES

         We offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary,

Empire Investment Advisors, Inc. These services are web-based and are delivered through a platform that uses a variety of independent third party providers. We believe these services enable us to establish more comprehensive relationships with our customers. The investment advisory services we provide include:

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

These services are provided via an all-inclusive, low cost fee based on assets under management. As of December 31, 2003, the fee was approximately 85 basis points per annum of the value of our customer's managed assets. Empire Investment Advisors, Inc., is registered as an investment adviser in all 50 states under the Investment Company Act of 1940.

         Our investment advisory services provide a competitive advantage to our management division. The independent registered representatives of this division can offer the product and services of Empire Investment Advisors, Inc., to their retail clients upon licensing with Empire Investment Advisors, Inc. High net worth clients and commission adverse clients can now have money management services that compete with banks and other financial institutions.

ANCILLARY RETAIL BROKERAGE SERVICES

         We offer the following ancillary services:

         MARKET DATA AND FINANCIAL INFORMATION. During trading hours, we continually receive a direct line, or feed, of detailed quote data, market information and news. Our retail customers can create their own personal list of stocks and options for quick access to current pricing information. We provide our customers with access to real-time quotes, including stocks, options, major market indices, most active issues and largest gainers and losers for the major exchanges. We also offer our customers various real-time quote services. Our alliances and content provider relationships allow us to offer access to news, charts, market commentary and analysis and company financial information. Our website, www.empirenow.com, provides comprehensive investment research content as well as access to SEC filings of public companies, among other features.

         PORTFOLIO TRACKING AND RECORDS MANAGEMENT. Customers have online access to a listing of all their portfolio assets held with us, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Information provided to our customers also includes total short-term or long-term gain/loss and commissions paid. Detailed account balance and transaction information includes cash and money fund balances, buying power, net market portfolio value, dividends paid, interest earned, deposits and withdrawals. Customers can also create watch lists to include any number of stocks, options, mutual funds and other financial investments a customer is interested in tracking. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening. Online account holders receive electronic notification of order execution, and all customers receive printed trade or electronic confirmations and detailed monthly statements. We have contracted with an independent firm to provide for the transmittal of proxy, annual report and tender offer materials to our customers.

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

STRATEGIC MARKETING EFFORTS

         We plan to increase our brand recognition to attract new retail customers. We plan to continue to build market awareness, educate the investing public about our services and broaden and enhance brand name recognition and loyalty. We are actively pursuing additional alliances with various companies to increase trading volume and operational efficiencies, to further enhance name recognition and to diversify our income stream. In addition, we regularly examine new ways to provide additional products and services to our current clients, as well as new clients. We may also market our services through, among other things, television, direct-response advertising, advertising on our own and other websites, a public relations program and live seminars.

COMPETITION

         The market for brokerage services, particularly over the Internet, is rapidly expanding and extremely competitive. This competition is expected to continue to grow in the future. Major competitors include Charles Schwab & Co. Inc., E*Trade Group, Inc., TD Waterhouse Group, Inc., Ameritrade Holding Corporation and Linsco Private Ledger, Raymond James Financial Services, Inc., and Fidelity Brokerage Services, Inc. In addition, we compete with financial institutions and investing services that offer online brokerage services. We believe the major competitive factors for brokerage services include cost, service, quality, ease of use and customer satisfaction.

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

ORDER EXECUTION AND MARKET MAKING SERVICES

         Our securities execution and market making services involve filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail and institutional customers. We typically act as principal in these transactions and derive our net trading revenues from fees or the difference between the price paid when a security is bought and the price received when that security is sold. Therefore, we seek to take advantage of daily stock price fluctuations to maximize our revenues. We typically do not receive a fee or commission for providing order execution services. After taking into account our sale of Advantage and eliminating its business from our historical financial statements, approximately 6% of our revenues for the year ended December 31, 2003, and less than 1% of our revenues for the years ended December 31, 2002 and December 31, 2001, were derived from these services.

         We provide order execution and market making services for unaffiliated broker dealers. Our trade execution capabilities allow us to handle orders telephonically or electronically. Order execution services consist of filling orders received from independent broker dealers to buy securities or sell securities. As a U.S. market maker in select U.S. and foreign securities, we provide execution services and liquidity to unaffiliated broker dealers. As a market maker, we offer to buy shares from, or sell shares to, broker dealers. We display the prices at which we are willing to buy and sell these securities and adjust our prices in response to market conditions. When acting as principal, we commit our own capital and derive revenue from the difference between the prices at which we buy and sell shares. We typically do not receive a fee or commission for providing order execution services. We typically act as principal in our order execution and market making transactions.

         Our net trading revenues are dependent on our ability to take advantage of daily stock price fluctuations. Thus, we must be able to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to increase our revenues and manage risk better. We utilize state of the art industry standard execution and compliance systems to manage our risk and seamlessly process transactions with unaffiliated broker dealers.

         We maintain strict inventory management procedures which reduces our exposure to risk from market volatility.

TECHNOLOGY

         We believe our systems and software allow us to maintain low fixed processing and labor costs in our order execution and market making businesses. We use an Internet-based order system that directly links our broker dealer retail customers to our order execution and market making services employees. This system allows us to process trade transactions more effectively by maximizing the use of our execution and clearing services in trade orders we receive.

         We utilize employees, local consultants and also outsource software development projects to independent contractors for rapid application development at economical rates. We also use certain third party technology vendors when we deem it more cost effective than building the technology ourselves.

COMPETITION

         We provide order execution and market making services for equity securities to unaffiliated broker dealers. The market for these services is rapidly evolving and intensely competitive. We expect competition to continue to intensify in the future. We compete primarily with wholesale, national and regional broker dealers and trade execution firms such as Knight Trading Group, Inc. and Schwab Capital Markets LP, as well as electronic communications networks, which provide a direct trading venue to institutional and retail investors. We compete primarily on the basis of execution quality, customer service and technology.

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

GOVERNMENT REGULATION

     (I) BROKER DEALER REGULATION

         The securities industry is subject to extensive regulation under federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934 or the Exchange Act. Our subsidiary, Empire Financial Group, Inc. is a broker dealer registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. Securities professionals associated with a broker-dealer also are subject to registration and supervision by the NASD. The NASD has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

         We are also subject to regulation under state law. Empire Financial Group, Inc., is registered as a broker dealer in all 50 states and in Puerto Rico. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker dealers that exceed those imposed under federal law. This amendment, however, does not preclude the states from imposing registration requirements on broker dealers that operate within their jurisdiction, from sanctioning these broker dealers for engaging in misconduct or from supervising associated persons that operate within a state.

     (II) NET CAPITAL REQUIREMENTS; LIQUIDITY

         As a registered broker dealer and a member of the NASD, Empire Financial Group, Inc. is subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of a broker dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

         Empire Financial Group, Inc. is a member of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. The independent clearing firm with whom we have contracted to provide for the transmittal of proxy, annual report and tender offer materials to our customers also carries an additional $25,000,000 of account insurance.

     (III) INVESTMENT COMPANY ACT

         Our subsidiary, Empire Investment Advisers, Inc., is registered with the SEC as an investment adviser under the Investment Company Act of 1940. Registration by the SEC does not represent an endorsement of Empire Investment Advisers, Inc. by the SEC. Empire Investment Advisers, Inc. must comply with rules that govern the way it conducts its business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As an investment adviser, Empire Investment Advisers, Inc. is a fiduciary for its clients, and must act with loyalty and care in the performance of its duties.

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

EMPLOYEES

         As of March 15, 2004, we had 44 full-time employees and 170 independent contractors. Of these, there were 6 employees in management, 19 employees providing operation and client support for our retail and order execution services, and 22 employees providing order execution and market making services to our correspondents and retail client base. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

ITEM 2.  PROPERTIES

         We relocated our principal executive offices in February 2004. These offices consist of approximately 8,000 square feet of office space located in Longwood, Florida. This facility is owned by Emerson Investments International, Inc. ("Emerson"). We have entered into a lease with Emerson, which expires on February 28, 2010 and provides for an average rent of approximately $11,608 per month, plus sales and property taxes.

         As of March 15, 2004, we had approximately 31 fully independent branch offices throughout the United States. We do not have lease agreements for our branch offices or any direct financial commitment. The rent for these facilities is an obligation of the independent contractors who are located in each of them.

ITEM 3.  LEGAL PROCEEDINGS

         On October 17, 2003, we received the first of a series of subpoenas issued by the United States Securities and Exchange Commission in an investigation entitled In re Certain Mutual Fund Trading Practices, File No. NY-7220. The investigation seeks information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices in connection with the trading of mutual funds shares in violation of the federal securities laws, including enabling or permitting preferred customers to engage in "late trading" or "market timing" of mutual fund shares, among other things. The New York Attorney General is also conducting a similar investigation.

         We have conducted an informal internal review concerning our activities in connection with market timing and late trading of mutual funds on behalf of our clients. As a result of our informal internal review, we have discovered specific instances where our employees (i) assisted clients in engaging in market timing of mutual fund transactions and (ii) entered orders after 4:00 p.m. for the trading of mutual fund shares.

         As of this time, we cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer. We are fully cooperating with the SEC and the New York Attorney General in their investigations.

         On January 16, 2004, we filed suit against Mr. Goble and G&G Holdings, Inc. ("G&G") in Case No. 04-CA-131-16-K, in the Circuit Court in and for Seminole County, Florida. The lawsuit alleges that Mr. Goble has breached the Settlement Agreement and that Mr. Goble and G&G have breached a lease agreement we entered into with G&G. The lawsuit seeks monetary damages and other relief. On February 12, 2004, Mr. Goble, G&G and Advantage filed a counterclaim against us, our wholly owned subsidiaries Empire Financial Group, Inc. and Empire Investment Advisors, Inc., each of our current directors and certain of our employees and officers. The counterclaim contains many allegations which were resolved by the Settlement Agreement. The counterclaim further alleges that we have breached the Settlement Agreement, that we have breached our lease agreement with G&G, that certain officers and directors have breached a fiduciary duty which they owed to Advantage, and that we, along with certain of our officers and directors, have converted personalty which belongs to Advantage. We have moved to strike the counterclaim on the grounds that substantially all of the claims alleged were waived and released by the Settlement Agreement and related settlement documents. We believe that the counterclaim is devoid of merit and intend to vigorously prosecute our claims against Mr. Goble and G&G and vigorously defend the counterclaim.

         Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class action which generally seek rescission and substantial damages. In the ordinary course of business, we and our principals are, and may become a party to additional legal or regulatory proceedings or arbitrations. We are not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the American Stock Exchange (ASE) on April 9, 2002, under the symbol "EFH". Set forth below is high and low price information for the common stock as reported on the ASE for each period presented.

              2002                    HIGH SALES PRICE    LOW SALES PRICE
Second Quarter (from April 9)             $  4.00             $  3.80
Third Quarter                                1.75                1.60
Fourth Quarter                                .92                 .91
________________________________________________________________________________

              2003                    HIGH SALES PRICE    LOW SALES PRICE
First Quarter                             $  1.30             $   .89
Second Quarter                               1.85                 .92
Third Quarter                                1.80                1.35
Fourth Quarter                               1.80                1.10

              2004                    HIGH SALES PRICE    LOW SALES PRICE
First Quarter (through March 15)          $  1.70             $  1.15
________________________________________________________________________________

As of March 15, 2004, there were 460 holders of record of the common stock, $.01 par value per share.

         We paid dividends to our shareholders in the past. Prior to completion of our IPO, we were an S corporation for federal and state income tax purposes and our taxable income was taxed directly to our initial shareholders. We distributed a total of $732,294 during fiscal year 2002 related to their tax liability for our taxable income for 2001. Since the IPO and our conversion to a C corporation, we have paid no dividends and we do not anticipate paying any dividends in the foreseeable future. We intend to retain earnings to finance the development and expansion of our business. Payment of dividends in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition.

         The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                            Number of securities                                  under equity
                                              to be issued upon                                compensation plans
                                                 exercise of           Weighted-average      (excluding securities
                                            outstanding options,       exercise price of          reflected in
                                             warrants and rights     outstanding options,          column (a)
                                                                      warrants and rights
           Plan Category                             (a)                      (b)                     (c)
           -------------                    --------------------     ---------------------    --------------------
Equity compensation plans approved
   by security holders...............             380,100                    $1.15                1,225,400
Equity compensation plans not
   approved by security holders......                   -                        -                        -
                                                  -------                    -----                ---------
Total................................             380,100                    $1.15                1,225,400
                                                  =======                    =====                =========

         In December 2003, we issued $400,000 in principal amount of Convertible Unsecured Non-Negotiable Notes due 2006. The Notes were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Notes were sold only to investors who qualify as "Accredited Investors" under Regulation D promulgated under the Securities Act. The Notes were sold for cash at a price equal to the principal amount of the Notes. The Notes are convertible into shares of our common stock, par value $.01 per share, at a conversion price of $2.00 per share, subject to adjustment as described in each Note.

         In December 2003, we issued 200,000 shares (the "Shares") of unregistered common stock, $.01 par value, of the registrant to Shepherd Large Cap Growth Fund ("Shepherd") pursuant to the terms of a Subscription and Stock Purchase Agreement, dated December 18, 2003 (the "Stock Purchase Agreement"). In connection with the Stock Purchase Agreement, we also entered into a Registration Rights Agreement with Shepherd (the "Registration Rights Agreement"), granting Shepherd the limited right to register the Shares on the terms and conditions set forth therein. In consideration for the purchase of the Shares and in connection with the execution of the Stock Purchase Agreement and the Registration Rights Agreement, Shepherd paid us an amount equal to $250,000. The Shares were not registered under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 501 of Regulation D promulgated thereunder. Shepherd qualifies as an "Accredited Investor" under Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Prior to our IPO in April 2002, we were taxed as an S Corporation, and, accordingly, our taxable income was taxed directly to our shareholders. Unaudited pro forma information assumes that we were subject to federal income taxes and taxed as a C corporation at the statutory rates for the periods presented.

                                              2003            2002            2001            2000            1999
                                          ------------    ------------    ------------    ------------    ------------
STATEMENT OF INCOME DATA:
    Revenues:
      Commissions and fees ............   $ 16,140,329    $ 13,001,503    $ 10,138,894    $ 10,939,186    $  5,766,888
      Trading revenues, net ...........      1,064,478               -               -               -               -
      Interest ........................        180,371         164,817          53,070       1,024,300         149,949
      Other ...........................         14,863          38,798         200,954         602,588          52,955
                                          ------------    ------------    ------------    ------------    ------------
                                            17,558,136      13,205,118      10,392,918      12,566,074       5,969,792
                                          ------------    ------------    ------------    ------------    ------------

    Expenses:
      Commission and clearing costs ...     12,980,821       5,669,838       3,045,674       2,806,725         555,345
      Employees compensation
         and benefits .................      3,054,236       5,460,371       4,856,339       6,374,193       3,407,381
      General and administrative ......      2,759,250       2,269,729       1,474,400       1,691,613         380,472
      Communications and data
         processing ...................        175,298         247,524         188,810         258,120         299,020
      Orderflow payments ..............        119,313               -          (8,073)       (101,139)       (215,285)
      Advertising .....................         87,420          51,012         292,786         441,344         601,104
      Interest ........................         64,639             894          (2,108)       (108,474)        137,497
      Impairment loss .................         30,412       1,001,474               -
                                          ------------    ------------    ------------    ------------    ------------
                                            19,271,389      14,700,842       9,847,828      11,362,382       5,165,534
                                          ------------    ------------    ------------    ------------    ------------
    Income (loss) from
      continuing operations ...........     (1,871,348)     (1,495,724)        545,090       1,203,692         804,258
                                          ------------    ------------    ------------    ------------    ------------

    Income (loss) from
      discontinued operations .........     (1,212,661)       (981,344)        990,191       1,393,885       2,654,068
                                          ------------    ------------    ------------    ------------    ------------

    Net income (loss) .................     (3,084,009)     (2,477,068)      1,535,281       2,597,577       3,458,326
                                          ============    ============    ============    ============    ============

    Earnings per share -
     basic and diluted
      Continuing operations ...........   $      (0.41)   $      (0.33)   $       0.14    $       0.30    $       0.20
                                          ============    ============    ============    ============    ============

      Discontinued operations .........   $      (0.26)   $      (0.21)   $       0.25    $       0.35    $       0.66
                                          ============    ============    ============    ============    ============

      Net income (loss) per share .....   $      (0.67)   $      (0.54)   $       0.38    $       0.65    $       0.86
                                          ============    ============    ============    ============    ============

                                              2003            2002            2001            2000            1999
                                          ------------    ------------    ------------    ------------    ------------
    UNAUDITED PRO FORMA FINANCIAL
      INFORMATION :
         Total pro forma provision
           for income taxes ...........                                   $   (577,700)   $   (977,500)   $ (1,300,000)
                                                                          ============    ============    ============
      Pro forma income net of provision
       for income tax:
         Continuing operations ........                                        340,090         750,692         502,258
         Discontinued operations ......                                        617,491         869,385       1,656,068
                                                                          ------------    ------------    ------------
      Net income ......................                                   $    957,581    $  1,620,077    $  2,158,326
                                                                          ============    ============    ============

      Pro forma earnings (loss)
         per share - basic and diluted
           Continuing operations ......                                   $       0.09    $       0.19    $       0.13
                                                                          ============    ============    ============

           Discontinued operations ....                                   $       0.15    $       0.22    $       0.41
                                                                          ============    ============    ============

           Net income per share .......                                   $       0.24    $       0.41    $       0.54
                                                                          ============    ============    ============

      Weighted average shares
         outstanding - basic and
         diluted ......................      4,587,920       4,587,494       4,000,000       4,000,000       4,000,000
                                          ============    ============    ============    ============    ============

BALANCE SHEET DATA (AT PERIOD END):
    Total assets ......................   $  1,765,721    $ 13,494,633    $ 17,575,416    $ 18,551,857    $ 22,166,240
    Total liabilities .................      2,566,904       9,608,500      14,605,340      15,174,912      19,016,198
    Shareholder's equity (deficit) ....       (801,183)      3,886,133       2,970,076       3,376,945       3,150,042

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

         We were incorporated in Florida during February 2000. Our business is conducted entirely through our wholly owned subsidiaries, Empire Financial Group, Inc., and Empire Investment Advisors, Inc. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

         In November 2003, we sold all of the outstanding capital stock of Advantage Trading Group, Inc. and we therefore no longer own Advantage. Accordingly, the following discussion and analysis of our financial condition and results of operations does not include Advantage. See Note 4 of our Consolidated Financial Statements appearing elsewhere in this report.

         Empire Financial Group, Inc. is our financial brokerage services subsidiary providing brokerage services directly to discount and full service retail and institutional customers. We provide independent registered representatives and advisors and back office compliance and administrative services. Our retail customers can place their securities orders online through our secure website located at www.empirenow.com, over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing order execution services.

         Additionally through Empire Investment Advisors, Inc., we offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers. These services are web-based and are delivered through a platform that combines a variety of independent third party providers. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2003 the annual fee was equal to approximately 85 basis points times the assets under management.

         As a result of our sale of Advantage, approximately $10,700,000 of our consolidated assets and approximately $7,700,000 of our consolidated liabilities as of December 31, 2002 have been eliminated from our balance sheet as of December 31, 2003. In addition, our consolidated statement of operations for the year ended December 31, 2003 reflects a loss from the discontinued operations of Advantage in the amount of $1,212,661. As a result of the effects of the disposition of Advantage, the losses incurred by Advantage prior to its disposition and our loss from continuing operations during the year ended December 31, 2003 in the amount of $1,871,348, our net stockholders' equity declined from $3,886,133 as of December 31, 2002 to a net stockholders' deficit of $801,183 as of December 31, 2003.

     GOING CONCERN

         The Consolidated Financial Statements appearing elsewhere in this report have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, the Company incurred losses from continuing operations in the amount of $1,871,348 and $1,495,724, during the years ended December 31, 2003 and 2002, respectively, and has a stockholders' deficit of $801,183 as of December 31, 2003. In addition, the Company currently has uncertainties in connection with regulatory investigations described above. Depending on the result of these uncertainties, the company may not continue as a going concern. See Note 3 of our Notes to Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     ACCOUNTING FOR CONTINIGENCIES

         We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, " Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.

     USE OF ESTIMATES

         Note 2 to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements for the periods presented. We believe that of our significant accounting policies, the valuation of customer lists (see also Note 6 to Consolidated Financial Statements) is based on estimates and assumptions that require complex, subjective judgments which can materially impact reported results.

     MARKET-MAKING ACTIVITIES

         Securities owned and securities sold, not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

SOURCES AND DESCRIPTION OF REVENUES

     COMMISSIONS AND FEES

         Approximately 93% of our 2003 revenues, approximately 98% of our 2002 revenues and approximately 91% of our 2001 revenues consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. The significant growth in our daily average trading volumes in the U.S. and major global equities markets, combined with our introduction of online trading services, has increased our trading volume.

     EQUITIES MARKET-MAKING TRADING REVENUES, NET

         Approximately 6% of our 2003 revenues, and none of our 2002 or 2001 revenues consist of equities market-making trading revenues, net. Equities market-making trading revenues are generated from the difference between the price we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our equities market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

DESCRIPTION OF OPERATING EXPENSES

     EMPLOYEE COMPENSATION AND BENEFITS

         Employee compensation and benefits, which include salaries and wages, incentive compensation and related employee benefits and taxes, are our largest operating expenses, accounting for approximately 16% of our expenses during 2003, approximately 37% of our expenses during 2002 and approximately 49% of our expenses for 2001. Our registered representatives, who make up approximately 80% of our employees, are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

     COMMISSIONS AND CLEARING COSTS

         Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 67% of our 2003 expenses, approximately 39% of our 2002 expenses and approximately 31% of our 2001 expenses consist of commissions and clearing costs.

     GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses and other similar operating expenses, and accounted for approximately 14% of our expenses for 2003, approximately 15% of our expenses for 2002 and approximately 15% of our expenses for 2001.

RESULTS OF OPERATIONS

DECEMBER 31, 2003 COMPARED WITH DECEMBER 31, 2002

SOURCES AND DESCRIPTION OF REVENUES

         Total revenues for the year ended December 31, 2003 increased $4,194,923 or 32%, to $17,400,041 from $13,205,118 reported for the year ended
December 31, 2002. Trading revenues from equities and market-making activities accounted for $1,064,478, or 25% of the $4,194,923 increase in total revenues. The increase in total revenues is primarily due to the reasons described herein below.

COMMISSION AND FEES

         Commission and fees revenue increased $3,138,826 or 24% to $16,140,329 from $13,001,503 in 2002, primarily due to an increase in retail trading volume and a change in revenue mix, which resulted from increased processing of securities transactions by independent registered representatives already affiliated with us, and the processing of securities transactions from independent registered representatives who had not previously used our services. Independent registered representatives increased to 170 in 2003 from 125 in 2002, an increase of 45, or 36%.

         Independent registered representatives accounted for $12,789,228 of the commission and fees revenues in 2003 versus $5,961,778 in 2002, an increase of $6,827,450, or 115%.

EQUITIES MARKET-MAKING ACTIVITIES

         During 2003, we established a market-making operation. Our market-making operations accounted for $1,064,478 in equity market-making trading revenue in 2003.

DESCRIPTION OF OPERATING EXPENSES

         Total operating expenses in 2003 increased $4,570,547, or 31%, to $19,271,389 from $14,700,842 in 2002, primarily due to reasons described herein below.

COMMISSIONS AND CLEARING COSTS

         Commissions and clearing costs in 2003 increased $7,310,983, or 129%, to $12,980,821 from $5,669,838 in 2002. This increase is primarily due an increase in retail trading volume and a change in revenue mix, which resulted from increased processing of securities transactions by independent registered representatives already affiliated with us, and the processing of securities transactions from independent registered representatives who had not previously used our services.

EMPLOYEE COMPENSATION AND BENEFITS

         Employee compensation and benefits in 2003 decreased $2,406,135, or 44%, to $3,054,236 from $5,460,371 in 2002. This decrease is primarily due to a reliance on independent registered representatives in 2003 versus a reliance on commissioned employees in 2002, and a reduction in executive compensation.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses in 2003 increased $489,521 or 22%, to $2,759,250 from $2,269,729 in 2002. This increase is primarily attributable to an increase of approximately $953,000 in professional and legal fees primarily incurred in connection with a dispute between the Company and one of the majority shareholders, an increase of approximately $194,000 in other professional fees and an increase of $51,831 in insurance costs, partially offset by a $60,000 decrease in non-cash compensations resulting from stock options, a $504,000 decrease in amortization expense and decreases in other general and administrative costs.

OTHER

         We performed an impairment analysis of our intangible assets in 2003 and 2002. No adjustment was recorded for 2003 and an adjustment of approximately $1,001,000 was charged to expense in 2002, increasing the operating loss for that year.

         Our continuing operations lost $1,571,348 in 2003 and $1,495,724 in 2003. In 2002, we took an impairment charge of $1,001,474, leaving a loss after the charge of $494,250. The increase of $1,377,098 was due to lower profit margins and an increase in legal fees of $921,015.

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

SOURCES AND DESCRIPTION OF REVENUES

         Total revenues for the year ended December 31, 2002 increased $2,812,200 or 27%, to $13,205,118 from $10,392,918 reported for the year ended
December 31, 2001. This increase is primarily due to the reasons described herein below.

COMMISSION AND FEES

         Commission revenue increased $3,571,889, or 38% to $13,001,503 from $9,429,614 in 2001, primarily due to an increase in revenues earned in connection with our full service brokerage operations. In 2002, we processed approximately 149,400 transactions for our retail customers, versus approximately 134,000 in 2001, an increase of 12%. Furthermore, our retail customer accounts totaled approximately 31,382 at December 31, 2002 compared to approximately 27,935 at December 31, 2001, an increase of approximately 12%, or a decrease of approximately 11% after reducing the December 31, 2002 total by approximately 6,500 retail customer accounts added through acquisitions.

INTEREST

         Interest revenues in 2002 decreased $597,533, or approximately 78%, to $164,817 in 2002 from $762,350 in 2001 a decrease primarily attributable to a decrease in retail customers' margin account balances. The decrease was further effected by lower interest rates being paid in 2002 than in 2001.

DESCRIPTION OF OPERATING EXPENSES

         Total operating expenses in 2002 increased $4,853,014, or 49%, to $14,700,842 from $9,847,828 in 2001, primarily due to reasons described below:

COMMISSIONS AND CLEARING COSTS

         Commissions and clearing costs in 2002 increased $2,624,164, or 86%, to $5,669,838 from $3,045,674 in 2001. This increase is primarily attributable to commissions and related costs incurred in connection with acquisitions consummated in 2002, partially offset by the overall decrease in volume and clearing costs associated with our existing institutional and retail operations. In 2002, we processed 149,400 transactions for our institutional and retail customers versus 134,000 in 2001, an increase of 12%. When compared to related revenues, commissions and clearing costs increased by a greater percentage because of costs incurred in connection with the acquisitions consummated during 2002, partially offset by favorable clearing charges.

EMPLOYEE COMPENSATION AND BENEFITS

         Employee compensation and benefits in 2002 increased $604,032, or 12%, to $5,460,371 from $4,856,339 in 2001. The increase is primarily due to an increased number of employees necessary to handle our increased business resulting from our acquisitions. At December 31, 2002 we employed 31 people as compared to 35 people at December 31, 2001, a decrease of 11%.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses in 2002 increased $805,510, or 55%, to $2,269,729 from $1,464,219 in 2001. This increase is primarily attributable to the increase of approximately $675,000 for amortization of intangible assets and various other lesser increases in stationery, printing and office supplies, rental expense, professional fees and client entertainment and marketing.

OTHER

         We performed an impairment analysis of our intangible assets in 2002. An adjustment of approximately $1,001,000 was charged to expense, increasing the December 31, 2002 operating loss.

         As a result of the foregoing factors, the net loss in 2002 from continuing operations was $1,495,724 compared to a net profit of $545,090 from continuing operations in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         As of December 31, 2003, we had $1,765,721 in assets, 58% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers, which include interest bearing cash balances held with clearing brokers. Historically, we have financed our business primarily through cash generated by operations, as well as proceeds from our initial public offering and follow-on private placements of stock and debt offerings.

         Total stockholders' equity decreased to a deficit of $801,183 at December 31, 2003, compared to $937,460 (excludes the net assets of discontinued operations) at December 31, 2002, primarily due to a $1,071,845 decrease in total assets, a $666,798 increase in total liabilities, and a decrease of $1,738,643 in stockholders' equity.

         Net cash used in continuing operations during 2003 was $(1,370,615), and cash provided from continuing operations for 2002 and 2003 was $642,573, and $867,983 respectively.

         Net cash provided by financing activities was $588,167 in 2003, as compared to $1,362,970 provided in 2002 and $850,000 used in financing activities in 2001. Financing activities in 2003 include $400,000 of proceeds from the issuance of convertible notes (10%) due December 31, 2006, $250,000 in proceeds from the private placement of 200,000 shares of common stock, and $112,000 received from the exercise of stock options. Also, in 2003, $20,833 was used to pay down the principal balance of two long-term notes issued in connection with the sale of Advantage. In 2002, cash provided from financing activities was $1,362,970, compared to $850,000 used in financing activities in 2001. The increase was primarily attributed to the $5,042,616 net proceeds received from the sale of common stock, offset by payments against contract payables of $1,735,155 and purchases of treasury stock of $1,135,197.

         Based on currently proposed plans and assumptions relating to the implementation of our business plan, we believe that our cash flow from operations and cash on hand will enable us to fund our planned operations for at least 12 months and thereafter. If not, or if our plans change, or our assumptions change or prove to be inaccurate, or if our operating cash flow otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

NET CAPITAL REQUIREMENTS

         Our broker dealer subsidiary, Empire Financial Group, Inc., is subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Net capital positions of Empire Financial Group, Inc. are as follows:

                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                            2003          2002         2001
                                        ------------  ------------  ------------
Empire Financial Group, Inc.:
  Net capital........................... $ 313,522     $ 476,235     $ 330,491
  Required net capital..................   250,000       250,000       250,000
  Excess net capital.................... $  63,552     $ 226,235     $  80,491
  Ratio of aggregate indebtedness
   to net Capital....................... 2.80 to 1     4.01 to 1     4.90 to 1

NEW ACCOUNTING PRONOUNCEMENTS

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

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

         In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not impact the Company's consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

         Listed below is a tabular representation of our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP as of December 31, 2003.

                                                                Payment due by period
                                    -------------------------------------------------------------------------
                                                     Less than                                      More than
   Contractual Obligations             Total           1 year         1-3 years       3-5 years      5 years
   -----------------------          ----------       ---------       ----------       ---------     ---------
Long-Term Debt Obligations ........ $1,304,166        $300,000       $1,004,166           --           --

Capital Lease Obligations .........     --               --              --               --           --

Operating Lease Obligations ....... $  797,907        $ 70,317       $  272,345        $284,158      $171,087

Purchase Obligations ..............     --               --              --               --           --

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP ..........     --               --              --               --           --

FACTORS AFFECTING OUR OPERATING, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

WE MAY NOT ACHIEVE PROFITABILITY OR CONTINUE AS A GOING CONCERN

         We have incurred significant operating losses during 2002 and 2003 and experienced a significant decline in our net worth during 2003. Our operating losses during 2002 were $1,495,724 (plus an additional loss in the amount of $981,344 from our discontinued operations) and during 2003 were $1,871,348 (plus an additional loss in the amount of $1,212,661 from our discontinued operations). Our stockholders' equity decreased from $3,886,133 as of December 31, 2002 to a stockholders' deficit $801,183 as of December 31, 2003.

Also, we are subject to pending federal and state investigations relating to our involvement in trading in mutual fund shares by our customers, the outcome of which is uncertain. These factors raise substantial doubt about our ability to continue as a going concern.

Our continued existence is dependent upon our ability to return to profitability and to generate cash either from operations or from new financings. We have implemented a plan, which we believe will return us to profitability. As part of our plan, we have reduced general and administrative overhead and operating expenses primarily by relocating and consolidating our offices and personnel, by entering into a new clearing arrangement with a third party at lower rates and by settling substantially all of our controversies with our former co-CEO. We have also hired additional personnel to enhance our market making and order execution capabilities. However, there is no assurance that we will achieve profitability or be able to generate cash from either operations of from debt or equity financings. Therefore, we may not be able to continue as a going concern, which would substantially destroy our stockholders' investments in our business.

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

         In particular, we are currently the subject of pending federal and state investigations relating to our involvement in trading in mutual fund shares by our customers. We cannot determine the nature or severity of any legal or regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations.

         Failure to comply, and disputes concerning compliance with, any of these laws, rules or regulations could result in substantial expenses for us as well as censure, fines, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

WE MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE WHICH WOULD REDUCE OUR STOCKHOLDER LIQUIDITY

         The rules of the American Stock Exchange provide that the AMEX may delist securities of a company which has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We have incurred significant operating losses during fiscal years 2002 and 2003. Additionally, our stockholders' deficit as of December 31, 2003 was $801,183. As a result, the AMEX may delist our securities. If our common stock is not listed on the AMEX it may be more difficult for our stockholders to trade our stock.

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

A REDUCTION IN OUR COMMISSION RATES COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         Intense competition from existing and new brokerage services may harm our business. The market for online brokerage services is relatively new, rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. Discount brokerage firms may continue to reduce their commission rates in an effort to offer the lowest transaction costs to investors. Because many of our competitors have significantly greater financial, technical, marketing and other resources, offer a wider range of products and services and have more extensive client bases than we do, they may be able to respond more quickly to new or changing opportunities, technologies and client requirements than us. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than us. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. Many of these firms have greater transaction volume and offer a wider range of services than we do, which allows them to compensate for lower commission rates. Our commission fees for online trading start at $8.99 per trade.

OUR INDEPENDENT REGISTERED REPRESENTATIVES COULD LEAVE OR AFFILIATE WITH A COMPETITOR.

         The independent registered representatives can terminate their relationship with us on little or no notice and could associate with another broker dealer. The independent registered representatives can transfer their client accounts which could adversely affect our revenues.

SINCE KEVIN M. GAGNE OWNS MOST OF OUR COMMON STOCK AND CONTROLS US, MINORITY SHAREHOLDERS WILL HAVE LITTLE SAY IN THE DIRECTION OF THE COMPANY.

         Kevin M. Gagne beneficially owns approximately 66% of our common stock. Accordingly, Mr. Gagne controls us and has the power to, among other matters, elect all directors, increase our authorized capital stock or cause us to dissolve, merge or sell our assets.

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

         We are subject to stringent rules promulgated by the SEC, the NASD and various other regulatory agencies with respect to the maintenance of specific levels of net capital by securities brokers. Failure to maintain the required net capital may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD or other regulatory bodies and ultimately could require our liquidation. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations.

FAILURE TO QUALIFY AS A FOREIGN CORPORATION COULD RESULT IN THE IMPOSITION OF TAXES AND PENALTIES THAT WOULD INCREASE OUR COSTS.

          Our subsidiary, Empire Financial Group, Inc., is currently registered as a broker dealer in all 50 states as well as Puerto Rico, but is qualified to do business as a foreign corporation in only a few states. Because our services are available over the Internet and we have customers in many states, we and/or any of our subsidiaries may be required to qualify as a foreign corporation. If we fail to qualify as a foreign corporation in states that may require such qualifications, we may be penalized.

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

         We rely heavily on various electronic media. We receive trade orders using the Internet and telephone. In addition, we process trade orders through our own systems and those of Sungard Trading System's Broker Routing Access System Service, Penson Financial Services, Inc., Nexa Technologies, Inc., and ABN Amro Incorporated. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them.

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

         As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. We had no requirement for such funds at December 31, 2003. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements.

         Our revenues and financial instruments are denominated in U.S. dollars, and we have not invested in derivative financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Empire Financial Holding Company the accompanying notes thereto and the independent accountants' reports are included as part of this Annual Report on Form 10-K and immediately follow the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Management, including the Chief Executive Officer and Chief Financial Officer, evaluated our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003. These officers have concluded that, based on these evaluations, these disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this period report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

         The information required in response to Part II of this Annual Report on Form 10-K is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         2.2 Amended and Restated Share Exchange Agreement among the Registrant, Kevin M. Gagne and Richard L. Goble (1)

         3.1      Registrant's Articles of Incorporation(1)

         3.2      Registrant's Bylaws(1)

         3.3      Amendment to Sections 3.9 and 4.16 of Registrant's Bylaws(2)

         4.1 Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate(1)

         4.2      Form of Registrant's Common Stock Certificate(1)

         4.3 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Registrant(5)

         10.1     Amended and Restated 2000 Incentive Compensation Plan

         10.2 Employment Agreement between the Registrant and Kevin M. Gagne(1), as amended by an Amendment to Employment Agreement

         10.3     Employment Agreement between the Registrant and Patrick E.
                  Rodgers

         10.4 Employment Agreement between the Registrant and Donald A. Wojnowski Jr.

         10.6 Lease between Registrant and Emerson Investments International, Inc., relating to principal offices of Registrant

         10.7 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)

         10.15 Stock Purchase and Settlement Agreement between Registrant, Richard L. Goble, the Richard L. Goble First Revocable Trust, Henry N. Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John
                  J. Tsucalas(3)

         10.16 Mutual Release between Registrant, Richard L. Goble, the Richard L. Goble First Revocable Trust, Henry N. Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John J. Tsucalas(3)

         10.17 Promissory Note in the principal amount of $400,000, executed by Registrant in favor of Richard L. Goble and The Richard L. Goble First Revocable Trust(3)

         10.18 Stock Purchase Agreement between the Gagne First Revocable Trust, Kevin M. Gagne and Richard L. Goble(3)

         10.19 Promissory Note in the principal amount of $500,000, executed by Registrant in favor of Kevin M. Gagne and the Gagne First Revocable Trust(3)

         10.20    Registrant's Code of Ethical Conduct

         10.21 Stock Subscription and Stock Purchase Agreement dated December 18, 2003, between Registrant and Shepherd Large Cap Growth Fund(4)

         10.22 Registration Rights Agreement dated December 18, 2003, between Registrant and Shepherd Large Cap Growth Fund(4)

         10.23 Form of Subscription Agreement entered into by and between Empire Financial Holding Company and each holder of Registrant's Convertible Unsecured Non-Negotiable Notes Due 2006

         10.24 Form of Convertible Unsecured Non-Negotiable Notes Due 2006 issued by Registrant to each holder thereof

         10.25 Fully Disclosed Clearing Agreement by and between Penson Financial Services, Inc. and Empire Financial Group, Inc.

         21.1     Subsidiaries of the Registrant

         31.1 Certification by Principal Executive Officer pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Principal Financial Officer pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
____________

(1) Incorporated by reference to the same exhibit number filed as part of Empire Financial Holding Company's Registration Statement on Form S-1, Registration No. 333-86365.

(2) Incorporates by reference to the same exhibit number filed as an exhibit to Empire Financial Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(3) Incorporates by reference to the same exhibit number filed as an exhibit to Empire Financial Holding Company's Current Report on Form 8-K dated October 17, 2003.

(4) Incorporates by reference to the same exhibit number filed as an exhibit to Empire Financial Holding Company's Current Report on Form 8-K dated December 29, 2003.

(5) Incorporates by reference to the exhibit filed as exhibit 10.20 to Empire Financial Holding Company's Current Report on Form 8-K dated October 17, 2003.

(b) REPORTS ON FORM 8-K.

         The Company filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2003:

         The Company filed a Current Report on Form 8-K, dated October 17, 2003, reporting an "Other Event" pursuant to Item 5, in connection with the execution of a Settlement Agreement and Mutual Release with each of Richard L. Goble, the Richard L. Goble First Revocable Trust, Henry N. Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John J. Tsucalas, and certain other transactions relating thereto. No financial statements were filed with this Current Report on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated November 24, 2003, reporting a "Financial Statement, Proforma Financial Information and Exhibits" pursuant to Item 7, regarding the Company's press release relating to results of operations for the quarter ended September 30, 2003. No financial statements were filed with this Current Report on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated December 29, 2003, reporting an "Other Event" pursuant to Item 5, in connection with the Company's issuance of 200,000 shares of unregistered common stock, par value $.01 per share, to Shepherd Large Cap Growth Fund. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EMPIRE FINANCIAL HOLDING COMPANY

Dated April 14, 2004                By: /s/ Kevin M. Gagne
                                        ------------------
                                        Kevin M. Gagne Chief Executive Officer
                                        (Principal Executive Officer)


Dated April 14, 2004                By: /s/ Patrick Rodgers
                                        -------------------
                                        Patrick Rodgers, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      SIGNATURES                          TITLE                       DATE


 /s/ Kevin M. Gagne            Chief Executive Officer and        April 14, 2004
 ---------------------         Chairman of the Board
 Kevin M. Gagne                (Principal Executive Officer)

 /s/ Patrick Rodgers           Chief Financial Officer            April 14, 2004
 ---------------------         (Principal Financial Officer and
 Patrick Rodgers               Principal Accounting Officer)

 /s/ Henry N. Dreifus          Director                           April 14, 2004
 ---------------------
 Henry N. Dreifus

 /s/ Bradley L. Gordon         Director                           April 14, 2004
 ---------------------
 Bradley L. Gordon

 /s/ John J. Tsucalas          Director                           April 14, 2004
 ---------------------
 John J. Tsucalas

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                TABLE OF CONTENTS


Report of Independent Certified Public Accountants ..........................F-2

Consolidated Statements of Financial Condition
  December 31, 2003 and 2002 ................................................F-3

Consolidated Statements of Operations
  Years Ended December 31, 2003, 2002 and 2001 ..............................F-5

Consolidated Statements of Changes in Stockholders' Deficit
  Years Ended December 31, 2003, 2002 and 2001 ..............................F-6

Consolidated Statements of Cash Flows
  Years Ended December 31, 2003, 2002 and 2001 ..............................F-7

Notes to Consolidated Financial Statements ..................................F-9

Schedule II - Valuation and Qualifying Accounts and Reserves ...............F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Empire Financial Holding Company and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Empire Financial Holding Company and subsidiaries as of December 31, 2003, and 2002, and the related consolidated statements of operations and shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Financial Holding Company and subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had losses from continuing operations during 2003 and 2002 and had a net stockholder's deficit of $801,183 as of December 31, 2003. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                       Sweeney, Gates & Co.

Ft. Lauderdale, Florida
March 26, 2004
except for Note 8
which is as of April 8, 2004

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002


                                                        2003           2002
                                                    ------------   ------------

ASSETS

Cash and cash equivalents ........................  $    393,283   $  1,144,778
Receivables from broker dealers and clearing
   organizations .................................       637,279        565,756
Deposits at clearing organizations ...............       304,468        121,687
Income taxes receivable ..........................             -        351,000
Property and equipment, net of accumulated
   depreciation of $116,297 and
   $95,113, respectively .........................        15,678         29,810
Customer lists, net ..............................       145,393        331,390
Prepaid expenses and other assets ................       269,620        293,145
Assets of discontinued operations ................             -     10,657,069
                                                    ------------   ------------

           Total assets ..........................  $  1,765,721   $ 13,494,635
                                                    ============   ============

Continued

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002


                                                        2003           2002
                                                    ------------   ------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Liabilities:
   Notes payable .................................  $    790,741            $ -
   Notes payable - related party .................       488,426              -
   Accounts payable and accrued expenses .........     1,208,893      1,319,516
   Payable to brokers and dealers and clearing
      organizations ..............................        78,844              -
   Deferred revenue ..............................             -        519,237
   Payable to S corporation stockholders .........             -         61,353
   Liabilities of discontinued operations ........             -      7,708,396
                                                    ------------   ------------

        Total liabilities ........................     2,566,904      9,608,502
                                                    ------------   ------------


Stockholders' (deficit) equity:
   Series A Preferred stock, $.01 par value,
      1,000,000 shares authorized;
      10,000 issued and outstanding in 2003
      and none issued and outstanding in 2002 ....           100              -
   Common stock, $.01 par value, 100,000,000
      shares authorized; 3,194,450 issued and
      outstanding in 2003 and 5,000,000 shares
      issued and outstanding in 2002 .............        31,945         50,000
   Additional paid-in capital ....................     5,763,374      8,350,095
   Accumulated deficit ...........................    (6,462,774)    (3,378,765)
   Deferred compensation .........................      (133,828)             -
   Treasury stock, at cost, 212,200 shares at
      December 31, 2002 ..........................             -     (1,135,197)
                                                    ------------   ------------

        Total stockholders' (deficit) equity: ....      (801,183)     3,886,133
                                                    ------------   ------------

                                                    $  1,765,721   $ 13,494,635
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                         2003                2002               2001
                                                                     ------------        ------------        -----------
Revenues:

     Commissions and fees ....................................       $ 16,140,329        $ 13,001,503        $ 9,429,614
     Trading revenues, net ...................................          1,064,478                   -                  -
     Interest ................................................            180,371             164,817            762,350
     Other ...................................................             14,863              38,798            200,954
                                                                     ------------        ------------        -----------

                                                                       17,400,041          13,205,118         10,392,918
                                                                     ------------        ------------        -----------

Expenses:

     Commissions and clearing costs ..........................         12,980,821           5,669,838          3,045,674
     Employee compensation and benefits ......................          3,054,236           5,460,371          4,856,339
     General and administrative ..............................          2,759,250           2,269,729          1,464,219
     Communications and data processing ......................            175,298             247,524            188,810
     Order flow payments .....................................            119,313                   -                  -
     Advertising .............................................             87,420              51,012            292,786
     Interest ................................................             64,639                 894                  -
     Impairment loss .........................................             30,412           1,001,474                  -
                                                                     ------------        ------------        -----------

                                                                       19,271,389          14,700,842          9,847,828
                                                                     ------------        ------------        -----------

Net income (loss) from continuing operations .................         (1,871,348)         (1,495,724)           545,090

Income (loss) from discontinued operations ...................         (1,212,661)           (981,344)           990,191
                                                                     ------------        ------------        -----------

Net income (loss) ............................................       $ (3,084,009)       $ (2,477,068)       $ 1,535,281
                                                                     ============        ============        ===========

Basic and diluted earnings (loss) per share:

     Continuing operations ...................................       $      (0.41)       $      (0.33)       $      0.14
                                                                     ============        ============        ===========
     Discontinued operations .................................       $      (0.26)       $      (0.21)       $      0.24
                                                                     ============        ============        ===========
     Net income (loss) per share .............................       $      (0.67)       $      (0.54)       $      0.38
                                                                     ============        ============        ===========

Unaudited pro forma income, net of provision for income taxes:

     Continuing operations ...................................                                               $   339,982

     Discontinued operations .................................                                                   617,599
                                                                                                             -----------

     Net income ..............................................                                               $   957,581
                                                                                                             ===========

Basic and diluted pro forma earnings per share:

     Continuing operations ...................................                                               $      0.09
                                                                                                             ===========
     Discontinued operations .................................                                               $      0.15
                                                                                                             ===========
     Net income per share ....................................                                               $      0.24
                                                                                                             ===========
Weighted average shares outstanding ..........................          4,587,920           4,587,494          4,000,000
                                                                     ============        ============        ===========

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.
                                                           F-5

                                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIT
                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                    Series A
                                                 preferred stock                Common stock              Additional
                                              ----------------------      -------------------------         paid-in
                                               Shares        Amount         Shares          Amount          capital
                                              ---------      -------      ----------       --------       -----------
Balance at January 1, 2001 .............              -      $     -       4,000,000       $ 40,000       $   500,691

Net income .............................              -            -               -              -                 -
Stockholders' distribution .............              -            -               -              -                 -
                                              ---------      -------      ----------       --------       -----------

Balance at December 31, 2001 ...........              -            -       4,000,000         40,000           500,691

Contribution to capital of undistributed
  retained earnings from S corporation
  termination on April 9, 2002 .........              -            -               -              -         3,331,082
Stockholders' distribution .............              -            -               -              -          (865,941)
Distribution payable to
  S Corporation stockholders ...........              -            -               -              -           (61,353)
Issuance of common stock ...............              -            -       1,000,000         10,000         5,032,616
Issuance of stock options for services .              -            -               -              -           413,000
Purchase of treasury stock .............              -            -               -              -                 -
Net loss ...............................              -            -               -              -                 -
                                              ---------      -------      ----------       --------       -----------

Balance at December 31, 2002 ...........              -            -       5,000,000         50,000         8,350,095

Reversal of distribution payable
  to S corporation stockholders ........              -            -               -              -            61,353
Non-cash stock compensation ............              -            -               -              -           262,360
Issuance of restricted stock ...........              -            -         100,000          1,000           130,000
Exercise of stock options ..............              -            -         100,000          1,000           111,000
Conversion of stock options to
  common stock .........................              -            -          94,650            947           104,973
Capital contributed by stockholder .....              -            -               -              -            67,000
Settlement agreement:
     Purchase of treasury stock ........              -            -               -              -                 -
     Issuance of preferred stock .......         10,000          100               -              -           299,900
Sale of common stock ...................              -            -         200,000          2,000           248,000
Retirement of treasury stock ...........              -            -      (2,300,200)       (23,002)       (3,871,307)
Net loss ...............................              -            -               -              -                 -
                                              ---------      -------      ----------       --------       -----------

Balance at December 31, 2003 ...........         10,000      $   100       3,194,450       $ 31,945       $ 5,763,374
                                              =========      =======      ==========       ========       ===========

Continued

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.
                                                           F-6A

                              EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIT
                            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                                      Treasury stock
                                              Accumulated        Deferred       ----------------------------
                                                deficit        compensation       Shares            Amount
                                              -----------      ------------     ----------       -----------
Balance at January 1, 2001 .............      $ 2,836,254       $       -                -       $         -

Net income .............................        1,535,281               -                -                 -
Stockholders' distribution .............       (1,942,150)              -                -                 -
                                              -----------       ---------       ----------       -----------

Balance at December 31, 2001 ...........        2,429,385               -                -                 -

Contribution to capital of undistributed
  retained earnings from S corporation
  termination on April 9, 2002 .........       (3,331,082)              -                -                 -
Stockholders' distribution .............                -               -                -                 -
Distribution payable to
  S Corporation stockholders ...........                -               -                -                 -
Issuance of common stock ...............                -               -
Issuance of stock options for services .                -               -                -                 -
Purchase of treasury stock .............                -               -         (212,200)       (1,135,197)
Net loss ...............................       (2,477,068)              -                -                 -
                                              -----------       ---------       ----------       -----------

Balance at December 31, 2002 ...........       (3,378,765)              -         (212,200)       (1,135,197)

Reversal of distribution payable
  to S corporation stockholders ........                -               -                -                 -
Non-cash stock compensation ............                -               -                -                 -
Issuance of restricted stock ...........                -        (107,348)               -                 -
Exercise of stock options ..............                -               -                -                 -
Conversion of stock options to
  common stock .........................                -         (26,480)               -                 -
Capital contributed by stockholder .....                -               -                -                 -
Settlement agreement:
     Purchase of treasury stock ........                -               -       (2,088,000)       (2,759,112)
     Issuance of preferred stock .......                -               -                -                 -
Sale of common stock ...................                -               -                -                 -
Retirement of treasury stock ...........                -               -        2,300,200         3,894,309
Net loss ...............................       (3,084,009)              -                -                 -
                                              -----------       ---------       ----------       -----------

Balance at December 31, 2003 ...........      $(6,462,774)      $(133,828)               -       $         -
                                              ===========       =========       ==========       ===========



                             The accompanying notes are an integral part of these
                                      consolidated financial statements.
                                                     F-6B

                                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                              2003            2002             2001
                                                                          -----------      -----------      -----------
Operating activities:
  Net income (loss) .................................................     $(3,084,009)     $(2,477,068)     $ 1,535,281
     Less:  (Income) loss from discontinued operations ..............       1,212,661          981,344         (990,191)
                                                                          -----------      -----------      -----------

Income (loss) from continuing operations: ...........................      (1,871,348)      (1,495,724)         545,090
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation ....................................................          21,964           33,420           56,455
    Amortization of customer lists ..................................         185,997          690,403          266,438
    Impairments .....................................................          30,412        1,001,474                -
    Non-cash charge for options issued ..............................         262,360          413,000                -
    Change in assets and liabilities:
      Receivable from brokers and dealers and
        clearing organizations ......................................         (71,523)        (179,963)         938,632
      Deposits at clearing organizations ............................        (182,781)           3,550           71,908
      Income taxes receivable .......................................         351,000         (351,000)               -
      Prepaid expenses and other assets .............................          23,525         (149,137)        (109,150)
      Accounts payable and accrued expenses .........................        (110,623)         454,990         (335,918)
      Payable to broker dealers and clearing organizations ..........          78,844                -                -
      Deferred revenue ..............................................        (519,237)          19,237          500,000
                                                                          -----------      -----------      -----------

      Net cash provided by (used in) operating activities ...........      (1,801,410)         440,250        1,933,455
                                                                          -----------      -----------      -----------

Investing activities:
  Purchase of property and equipment ................................         (38,244)          (2,300)               -
  Sale of property and equipment ....................................               -                -           61,589
  Purchase of customer lists ........................................               -         (211,490)        (343,060)
                                                                          -----------      -----------      -----------

      Net cash used in investing activities .........................     $   (38,244)     $  (213,790)     $  (281,471)
                                                                          -----------      -----------      -----------

Continued

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.
                                                           F-7

                                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                              2003            2002             2001
                                                                          -----------      -----------      -----------
Financing activities:
  Proceeds from note payable ........................................     $   400,000      $         -      $         -
  Payments on note payable ..........................................         (20,833)               -                -
  Proceeds from stock options exercised .............................         112,000                -                -
  Proceeds from sale of common stock ................................         250,000        5,042,616                -
  Capital contributed by stockholder ................................          67,000                -                -
  Payments of contracts payable .....................................               -       (1,735,155)               -
  Purchase of treasury stock ........................................        (250,000)      (1,135,197)               -
  Stockholder distributions .........................................               -         (809,294)        (850,000)
                                                                          -----------      -----------      -----------

      Net cash provided by (used in) financing activities ...........         558,167        1,362,970         (850,000)
                                                                          -----------      -----------      -----------

Discontinued operations:

      Net cash (used) provided by discontinued operations ...........         529,992       (1,525,744)         (54,896)
                                                                          -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents ................        (751,495)          63,686          747,088

Cash and cash equivalents at beginning of year ......................       1,144,778        1,081,092          334,004
                                                                          -----------      -----------      -----------

Cash and cash equivalents at end of year ............................     $   393,283      $ 1,144,778      $ 1,081,092
                                                                          ===========      ===========      ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for:

    Interest ........................................................     $    60,243      $       894      $         -
                                                                          ===========      ===========      ===========

    Income taxes ....................................................     $         -      $   351,000      $         -
                                                                          ===========      ===========      ===========

Supplemental disclosure of non-cash investing and
 financing activities:
  Notes payable assumed in connection with purchase of
       treasury stock ...............................................     $   900,000
  Preferred stock issued in connection with purchase of
       treasury stock ...............................................     $   300,000
  Reversal of payable to S corporation stockholders .................     $    61,353
  Issuance of restricted stock ......................................     $   131,000
  Conversion of stock options to common stock .......................     $   105,920



                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.
                                                           F-8

               EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - Empire Financial Holding Company (the "Company"), a Florida corporation, was formed on February 16, 2000 to acquire Empire Financial Group, Inc. ("Empire Group"), Empire Investment Advisors, Inc. ("Advisors") and Advantage Trading Group, Inc. ("Advantage"). All subsidiaries are, or were, wholly owned and all intercompany transactions and accounts have been eliminated in consolidation.

Empire Group, incorporated in Florida on August 20, 1990, is an introducing securities broker dealer, which provides discount brokerage and advisory services to retail and institutional customers and a trading platform, order execution and market making services to its network of independent registered representatives. During the year, Empire Group amended its broker dealer registration to allow for its market making activities.

Advisors, incorporated in Florida on September 10, 1999, is a fee-based investment advisory service, which offers its services to retail customers.

 Advantage was incorporated in Florida on July 18, 1995 and is a securities broker dealer, which acted as principal in providing order execution services for independent broker dealers and also acted as a clearing broker for Empire Group and other independent broker dealers. On that date, the Company disposed of its investment in Advantage. Advantage was the order execution segment. The results of Advantage, which was distributed to the former majority stockholder and co-CEO, have been reported as discontinued operations for all periods presented.

Since the disposal of Advantage, the Company has operated in the retail brokerage services segment and does not have any other operating segments.

The Company's executive offices are located in Longwood, Florida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

RECEIVABLES FROM BROKER DEALERS AND CLEARING ORGANIZATIONS - Receivables from broker dealers and clearing organizations represent monies due the Company from its clearing agents for transactions processed.

DEPOSITS AT CLEARING ORGANIZATIONS - The Company is required, by its clearing agreements, to maintain deposits with its clearing agents.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Repair and maintenance costs are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon is removed from the accounts, and any gains or losses are included in operations. Leasehold improvements are depreciated using the straight-line method over the lease term. Depreciation on furniture and equipment is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. The Company recorded a loss on the disposal of property and equipment of $45,846 for the year ended December 31, 2001, which has been recorded in general and administrative expenses in the consolidated statements of operations.

CUSTOMER LISTS - Purchased customer lists are amortized over the estimated useful lives of the customers. A significant portion of the customer lists is amortized over thirty-nine months.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company recorded an impairment of long-lived assets of $30,412 and $1,001,474 for the years ended December 31, 2003 and 2002, respectively.

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

TRADING REVENUES, NET - Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. The Company typically acts as principal in these transactions and does not receive a fee or commission for providing order execution services.

ADVERTISING - Advertising costs are expensed as incurred.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION - The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No, 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company has adopted the disclosure-only requirements of SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net loss and pro forma loss per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123 "Accounting for Stock-Based Compensation."

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                       Year ended December 31,
                                                      -------------------------
                                                         2003           2002
                                                      -----------   -----------
Net loss:
    As reported ....................................  $(3,084,009)  $(2,477,068)
Add Stock-based employee compensation
    expense related to stock options determined
    under fair value method ........................     (439,943)   (2,738,505)
Deduct amounts charged to expense ..................      262,360             -
                                                      -----------   -----------

    Pro forma according to SFAS 123 ................  $(3,261,592)  $(5,215,573)
                                                      ===========   ===========
Net loss per share:
   As reported .....................................  $      (.67)  $      (.54)
                                                      ===========   ===========
   Pro forma according to SFAS 123 .................  $      (.71)  $     (1.14)
                                                      ===========   ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The per share weighted average fair value of options granted for the years ended December 31, 2003 and 2002 was $4.72, and $6.00, respectively, on the grant date with the following weighted average assumptions:

                                                 Year ended December 31,
                                              ----------------------------
                                                 2003               2002
                                              ----------          --------

Expected dividend yield ..................       None               None
Risk-free interest rate ..................      3.66%               5.22%
Expected life ............................    9.50 years          10 years
Volatility ...............................        90%                92%

The pro forma impact of options on the net loss for the years ended December 31, 2003 and 2002 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

INCOME TAXES - The Company with the consent of its stockholders, elected to be an "S" Corporation under the Internal Revenue Code until April 9, 2002, at which time the Company completed its public offering and terminated its S election. Until that date, all taxable income or loss flowed through to the stockholders. Accordingly, no income tax expense or liability is recorded in the accompanying financial statements prior to April 9, 2002. The pro forma adjustments shown in the consolidated statements of operations reflect provisions for income taxes computed based upon statutory tax rates as if the Company had been subject to federal and state taxation during 2001.

After April 9, 2002, the Company accounts for income taxes on an asset and liability approach to financial accounting and reporting. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock. Options, convertible notes and convertible preferred stock were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No.44 and No. 64 and Amendment of SFAS No. 13." As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company adopted SFAS 145 for the year beginning January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SAFS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of future liability related to that activity, to be classified in the same line item on the statement of operations. The Company adopted the statement for the fiscal year beginning January 1, 2003.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others", which requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not impact the Company's consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


3. GOING CONCERN AND MANAGEMENT PLANS

The Company's continued existence is dependent upon its ability to return to profitability and to generate cash either from operations or from new financings. The Company has losses from continuing operations during 2003 and 2002 and had a net stockholders' deficit of $801,183 as of December 31, 2003. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has implemented a plan, which it believes will return the Company to profitability. As part of the plan, the Company has reduced general and administrative overhead and operating expenses primarily by relocating and consolidating its offices and personnel, by entering into a new clearing arrangement with a third party at lower rates and by settling substantially all of its controversies with its former co-CEO. The Company has also hired additional personnel to enhance its market making and order execution capabilities. As a result of the foregoing and the sale of Advantage, the Company has focused its efforts on its core business.

There is no assurance that the Company will achieve profitability or be able to generate cash from either operations of from debt or equity financings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


4. SETTLEMENT OF LITIGATION, PURCHASE OF TREASURY STOCK AND DISCONTINUED OPERATIONS

SETTLEMENT AGREEMENT:

On November 6, 2003, the Company, its directors, and the former co-CEO entered into a Stock Purchase and Settlement Agreement, which settled certain controversies between the parties thereto.

Pursuant to the Settlement Agreement, the Company purchased from the former co-CEO his 2,088,000 shares of common stock, which were subsequently retired.

As consideration for the purchase of the shares, the former co-CEO received from the Company all of the issued and outstanding stock of Advantage, a three year unsecured promissory note for $400,000, and the Company assumed the former co-CEO's obligation to pay the current CEO all of the assumed G&G purchase price (See below).

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


4. SETTLEMENT OF LITIGATION, PURCHASE OF TREASURY STOCK AND DISCONTINUED OPERATIONS (CONTINUED)

The Company, the former co-CEO and the current CEO also executed a stock purchase agreement, dated as of November 6, 2003, wherein the former co-CEO purchased from the current CEO 50% of the outstanding capital stock of G&G Holdings, Inc. ("G&G"), a corporation jointly owned by the former and current CEO, which owned the premises occupied by the Company. The following explains the transaction in which the Company assumed the liability for the former co-CEO to pay the current CEO for his G&G stock:

CONSIDERATION FROM THE COMPANY TO THE CURRENT CEO

Cash ........................................................ $  250,000

Obligation to pay for his share of the G&G purchase:
    Note payable (see Note 9) ...............................    500,000
    10,000 shares of Series A convertible preferred
       stock at $.01 par value ..............................    300,000
                                                              ----------

                                                              $1,050,000
                                                              ==========

As part of the Settlement Agreement, the Company and G&G entered into an amendment of the lease between the parties.

The Series A preferred convertible stock ("Series A") ranks prior to the Company's common stock in liquidation and is convertible into shares of common stock as determined by dividing the Series A issue price of $30. a share (the "Series A Issue Price") by the Series A conversion price. The holder of Series A is entitled to receive cumulative dividends at nine percent. Upon liquidation of the Company, the holder of shares of Series A will be paid $30. a share plus a cash amount equal to all unpaid dividends. Subject to earlier conversion, on November 1, 2008, shares of the Series A may be redeemed by the Company, at the Company's option.

Subsequent to the Settlement Agreement, the Company elected to forgive the receivable from the former co-CEO for funds advanced to pay his estimated income taxes while the Company was an S corporation.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


4. SETTLEMENT OF LITIGATION, PURCHASE OF TREASURY STOCK AND DISCONTINUED OPERATIONS (CONTINUED)

TREASURY STOCK:

The transaction has been accounted for as a purchase of treasury stock as follows:

ASSETS OF ADVANTAGE

Cash and cash equivalents ....................................        $2,417,608
Customer receivables .........................................         3,262,613
Other assets .................................................           410,251
                                                                      ----------
                                                                       6,090,472
                                                                      ----------

LIABILITIES OF ADVANTAGE:

Customer payables ............................................         2,746,502
Other current liabilities ....................................         2,343,970
                                                                      ----------
                                                                       5,090,472
                                                                      ----------

         Net assets transferred ..............................         1,000,000

OTHER CONSIDERATIONS:

Assumption by the Company of former co-CEO's
    obligation to pay for his share of the
    G & G purchase ...........................................         1,050,000
Note payable issued to former stockholder ....................           400,000
Expenses of transaction ......................................           199,923
Forgiveness of stockholder income
    tax payments .............................................            66,647
Transfer of fixed assets .....................................            42,542
                                                                      ----------

Cost of treasury stock acquired ..............................        $2,759,112
                                                                      ----------


DISCONTINUED OPERATIONS:

Summarized financial information for discontinued operations as of December 31, was as follows:

                                       2003             2002             2001
                                   -----------      ------------      ----------

Total revenues ...............     $ 5,493,588      $ 10,746,583      $8,240,996
                                   ===========      ============      ==========

Net income (loss) ............     $(1,212,661)     $   (981,344)     $  990,191
                                   ===========      ============      ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


5. CUSTOMER LISTS AND IMPAIRMENT

On July 23, 2001, the Company acquired certain assets and assumed certain liabilities of Centennial Capital Management, Inc. ("Centennial"). Centennial was a securities broker dealer that provided a diversified range of retail brokerage services through independent registered representatives.

In December 2002, as a result of lower revenues than anticipated and lower expected future cash flows, the Company determined that a partial impairment of the customer lists was required. Therefore, an impairment charge of $1,001,474 was recorded.

Customer lists consisted of:

                                 Adjusted          Accumulated
                                   cost            amortization            Net
                                ----------         ------------         --------

December 31, 2003 ....          $1,355,257          $1,209,864          $145,393
December 31, 2002 ....          $1,355,257          $1,023,867          $331,390


Amortization for the years ending December 31, 2003 and 2002 was $185,997 and $690,403, respectively. Amortization for the year ended 2004 is expected to be $145,393.


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, accounts payable and accrued expenses consisted of the following:

                                                 2003           2002
                                              ----------     ----------

         Accounts payable ...............     $  376,750     $  463,965
         Commissions payable ............        340,390              -
         Other accrued expenses .........        259,363        358,328
         Accrued payroll ................        206,160        421,996
         Accrued rent ...................         26,230         75,227
                                              ----------     ----------

                                              $1,208,893     $1,319,516
                                              ==========     ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


7. NOTES PAYABLE

Notes payable at December 31, 2003, consisted of the following:


Convertible notes payable to investors, interest payable
semi-annually on June 30 and December 31 at ten percent.
Notes convertible into common stock at $2.00 per share
subject to certain adjustments. Payable in full on December
31, 2006, if not converted. .........................................  $400,000

Unsecured note payable to the former co-CEO. The note
requires monthly installments of $11,111, plus interest at
six percent until December 31, 2004 and nine percent
thereafter. The note matures on October 1, 2006. ....................   390,741
                                                                       --------

                                                                       $790,741
                                                                       ========

The annual maturities of principal payable on the notes payable are as follows:

                              Year ending December 31,
                           -----------------------------

                           2004 .............. $ 133,333
                           2005 ..............   133,333
                           2006 ..............   524,075
                                               ---------

                           Total ............. $ 790,741
                                               =========

The note payable to the former co-CEO contains provisions relating to the sale of the Company, wherein the note would be paid off from the proceeds of the sale. Additionally, in the event the Company receives any proceeds from the issuance of any equity security (other than in connection with the exercise of stock options), or in connection with the incurrence of any indebtedness for money borrowed (excluding indebtedness incurred by the Company in connection with margin loans to customers), the Company is required to make principal payments in an aggregate amount equal to 50% of the net proceeds in an amount proportional to the outstanding principal balance of the former co-CEO's notes to the former co-CEO and current CEO.

Subsequent to December 31, 2003, the Company did not make the March 1, 2004 payment to the former co-CEO. The former co-CEO filed a lawsuit alleging breach of the terms and conditions of the note. In addition, the former co-CEO alleges the Company failed to provide him with his required proportionate share of the net proceeds raised from the issuance of equity securities and indebtedness. The Company intends to file a counterclaim to offset the indebtedness. As of March 26, 2004, there has been no determination as to the outcome of the lawsuit.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


8. NOTE PAYABLE - RELATED PARTY

Note payable - related party at December 31, 2003, consisted of the following:

Unsecured note payable to the current CEO. The note requires monthly installments of $13,889, plus interest at six percent until December 31, 2004 and nine percent thereafter. The note matures on October 1, 2006.

The note contains provisions relating to the sale of the Company, wherein the notes would be paid off from the proceeds of the sale. Additionally, in the event that the Company receives any proceeds from the issuance of any equity security (other than in connection with the exercise of stock options), or in connection with the incurrence of any indebtedness for money borrowed (excluding indebtedness incurred by the Company in connection with margin loans to customers), the Company is required to make principal payments in an aggregate amount equal to 50% of the net proceeds to the current CEO trust in an amount proportional to the then outstanding principal amount of the notes to the former co-CEO and the current CEO.

The annual maturities of principal payable on the notes are as follows:

                              Year ending December 31,
                           -----------------------------

                           2004 .............. $ 166,667
                           2005 ..............   166,667
                           2006 ..............   155,092

                                              ----------

                           Total ............. $ 488,426
                                              ==========

In December 2003 and January 2004, the Company raised equity and capital utilizing convertible notes payable. According to the Settlement Agreement, the Company is required to make principal payments in an aggregate amount equal to 50% of the net proceeds in an amount proportional to the outstanding principal balance of the current CEO's note. The current CEO has elected to waive all principal note reductions with regards to the above funds through April 8, 2004.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


9. EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003 -

During 2003, after the completion of the tax return for 2002, the Company determined that no tax payments were due the S corporation stockholders. Consequently, the Company reversed the $61,353 accrual from 2002 and one of the stockholders reimbursed the Company for his tax advance of $67,000.

On May 28, 2003, the board of directors authorized the Company to make an exchange offer to all holders of outstanding options (with an exercise price of $6.00 per share), to allow holders to exchange their options into shares of common stock of the Company on a ratio of five options for each share of common stock. Effective September 12, 2003, these holders exchanged 473,250 options for 94,650 shares of common stock. Half of the shares vest in 90 days from the date of issuance, and the balance vest one year from date of issuance. In connection with the exchange, compensation expense of $79,440 was recorded and $26,480 was recorded as deferred compensation.

On June 19, 2003, 100,000 restricted shares of stock were granted to the president of the Company. This stock, according to the president's employment agreement, vests over three years. Therefore, the Company recorded $23,652 as expense and $107,348 as deferred compensation. Also, on that same date, 200,000 stock options, previously granted to the president were cancelled and reissued. The options were accounted for as variable according to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and accordingly, a charge of $198,500 was recorded. Additionally, the Company issued certain options to officers, directors and employees at exercise prices below market. The Company recorded a charge for the difference of $63,860.

In September 2003, 100,000 stock options were exercised and $112,000 was received by the Company.

On November 6, 2003, the Company issued 10,000 shares of Series A preferred stock to the current CEO as part of the Settlement Agreement. On that same date, the Company repurchased 2,088,000 shares of common stock owned by the former co-CEO. As of December 31, 2003, the Company retired all outstanding treasury shares.

On December 28, 2003, the Company sold 200,000 shares of common stock for $250,000.

FOR THE YEAR ENDED DECEMBER 31, 2002 -

On April 9, 2002, the Company sold 1,000,000 shares of common stock for $6,000,000, less expenses of $957,384, including underwriting commissions. The net amount to the Company after deducting the total expenses incurred in the offering was $5,042,616. The stockholders contributed all the retained earnings through April 9, 2002 totaling $3,331,082 to additional paid-in capital. The Company distributed $865,941 to the stockholders for the payment of individual income taxes while the Company was an S corporation. The Company accrued estimated payments to the stockholders for income taxes for 2002 in the amount of approximately $60,000.

During April and November of 2002, the Company repurchased 212,200 shares of its common stock. The total cost of the stock repurchased was $1,135,197.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


9. EQUITY (CONTINUED)

STOCK OPTIONS -

During March 2000, the Company adopted the 2000 Incentive Compensation Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contribution to the overall success of the Company as determined by the board of directors or a committee thereof. Effective April 9, 2002, the Company granted 677,950 options for common stock, including 87,500 granted to consultants, which were valued at $413,000, using the Black-Scholes option pricing model. All options, except for 200,000, vest over five years and expire in ten years from the date of grant. The 200,000 options vest immediately but only 100,000 can be sold within the first year.

The following table summarizes stock options at December 31, 2003:

                          Outstanding Stock Options                    Exercisable Stock Options
                    --------------------------------------        ------------------------------------
                                  Weighted                                     Weighted
                                   Average        Weighted                      Average      Weighted-
                                  Remaining       Average                      Remaining      average
    Exercise                     Contractual      Exercise                    Contractual    exercise
  Price range        Shares         Life           Price          Shares         Life          price
  -----------        ------         ----           -----          ------         ----          -----
 $1.12 - $1.14      380,000         9.50           $1.13          380,000        9.50          $1.13
 $1.45 - $2.00      225,000         9.58           $1.76                -           -          $   -
     $6.00              500         8.25           $6.00              100        8.25          $6.00

The following table summarizes stock option activity for the years ended December 31:

                                                    2003                           2002
                                                    ----                           ----

                                                          Weighted                       Weighted
                                                          Average                        Average
                                                          Exercise                       Exercise
                                           Shares          Price          Shares           Price
                                         ----------       --------       ---------       --------
Outstanding at beginning of year .......    648,100       $  6.00               -         $    -
Granted ................................    705,000          1.33         677,950           6.00
Exercised ..............................   (100,000)         1.12               -              -
Converted ..............................   (473,250)         6.00               -              -
Cancelled ..............................   (174,350)         6.00         (29,850)          6.00
                                         ----------                      ---------

Outstanding at end of year .............    605,500       $  1.36         648,100         $ 6.00
                                         ==========                      =========

Exercisable at end of year .............    380,100                       100,000
                                         ==========                      =========

Weighted average fair value of
   options granted during the year ..... $     1.21                      $   6.00
                                         ==========                      =========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


10.  INCOME TAXES

Deferred income tax assets as of December 31, were as follows:

                                             2003                2002
                                          -----------         ---------

Net operating losses .................... $   900,000         $ 200,000
Customer lists ..........................     420,000           575,000
Deferred revenue ........................           -           195,000
                                          -----------         ---------
                                            1,320,000           970,000
Less valuation allowance ................  (1,320,000)         (970,000)
                                          -----------         ---------

Net deferred tax asset ..................    $      -          $      -
                                          ===========         =========

A valuation allowance has been recorded due to the uncertainty of realizing the net deferred tax asset.

The Company had available at December 31, 2003, a net operating loss carryforward for federal and state tax purposes of approximately $2,500,000 that could be applied against taxable income in subsequent years through December 31, 2023.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2003 and 2002 was as follows:


Income tax loss at federal statutory rate ...................   (34.00)%
State taxes, net of federal benefit .........................    (3.63)
Valuation allowance .........................................    37.63
                                                                --------

Provision for income taxes ..................................      -   %
                                                                ========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


11. COMMITMENTS AND CONTINGENCIES

RELATED PARTY COMMITMENTS

In November 1999, the Company entered into a lease agreement for operating facilities with G&G. The lease contained escalating rental payments and expired in May 2009. Rental expense was reflected on a straight-line basis over the term of the lease. During the year ended December 31, 2002, the Company overpaid the rent in the amount of $25,668. For the years ended December 31, 2003, 2002 and 2001, the Company recorded rent expense of $138,531, $139,286 and $136,156, respectively. According to the Settlement Agreement, the Company is responsible for paying rent totaling $26,230 in 2004.

OFFICE LEASE COMMITMENTS

On December 31, 2003, the Company executed a lease for new corporate offices commencing March 1, 2004 and ending February 28, 2010. The Company is not required to make lease payments through August 2004.

With the exception of the Company's Atlanta office, the Company does not have lease agreements for its branch offices. The rent for the branch offices is paid by the independent registered representatives located in those offices. The rent for the Company's Atlanta office is $1,334 monthly. The lease expires on August 31, 2004.

At December 31, 2003, approximate future minimum annual lease payments for the next five years were as follows:

                          2004 ..............  $  81,000
                          2005 ..............    136,000
                          2006 ..............    137,000
                          2007 ..............    140,000
                          2008 ..............    143,000
                       Thereafter ...........    171,000
                                               ---------

                                               $ 808,000
                                               =========

REGULATORY AND LEGAL MATTERS

The securities industry is subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitration and administrative claims involving securities and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company's business.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 17, 2003, the Company received the first of a series of subpoenas issued by the United States Securities and Exchange Commission in an investigation regarding mutual fund trading practices. The investigation seeks information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices, in connection with the trading of mutual funds shares in violation of the federal securities laws. At this time, management cannot determine the financial impact, if any, on the Company, or the results of the investigation.

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

On January 16, 2004, the Company filed suit against the former co-CEO and G&G alleging that the former co-CEO breached the Settlement Agreement. On February 12, 2004, the former co-CEO, G & G and Advantage filed a countersuit alleging breach of the Settlement Agreement and breach of the lease among other claims. The Company believes the countersuit is without merit and intends to vigorously prosecute its claim against the former co-CEO.


12. NET CAPITAL AND RESERVE REQUIREMENTS

The Empire Group is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital equal to $250,000 and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis. At December 31, 2003, the Empire Group had net capital of $313,552, which was $63,552 in excess of its required net capital of $250,000. The Empire Group's ratio of aggregate indebtedness to net capital was 2.80 to 1. The Empire Group claims exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


13. OFF-BALANCE SHEET RISK

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

Retail customer transactions are cleared through the clearing brokers on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing brokers may charge the Company for any loss incurred in satisfying the customer obligations. Additional credit risk occurs if the clearing brokers of affiliates do not fulfill their obligations. The Company regularly monitors the activity in its customer accounts for compliance with margin requirements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


14. SELECTED QUARTERLY DATA

2003

                                                     First            Second            Third           Fourth
                                                    Quarter           Quarter          Quarter          Quarter
                                                  -----------      ------------      -----------      -----------
Revenues ...................................      $ 3,121,299      $  4,205,183      $ 5,067,141      $ 5,164,513
                                                  ===========      ============      ===========      ===========

Net loss from
   continuing operations ...................          (16,776)       (1,256,880)        (186,689)        (411,003)

Income (loss) from discontinued
   operations ..............................         (382,501)           19,486         (419,593)        (430,053)
                                                  -----------      ------------      -----------      -----------

Net loss ...................................      $  (399,277)     $ (1,237,394)     $  (606,282)     $  (841,056)
                                                  ===========      ============      ===========      ===========

Basic and diluted earnings (loss) per share:
   Continuing operations ...................      $      0.00      $      (0.26)     $     (0.04)     $     (0.11)
                                                  ===========      ============      ===========      ===========
   Discontinued operations .................      $     (0.08)     $       0.01      $     (0.08)     $     (0.11)
                                                  ===========      ============      ===========      ===========
   Net income (loss) per share .............      $     (0.08)     $      (0.25)     $     (0.12)     $     (0.22)
                                                  ===========      ============      ===========      ===========

Weighted average shares
   outstanding .............................        4,787,800         4,804,284        4,927,958        3,838,337
                                                  ===========      ============      ===========      ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


14. SELECTED QUARTERLY DATA (CONTINUED)

2002

                                                     First            Second            Third           Fourth
                                                    Quarter           Quarter          Quarter          Quarter
                                                  -----------      ------------      -----------      -----------
Revenues ...................................      $ 4,222,689      $  2,990,566      $ 2,084,938      $ 3,906,925
                                                  ===========      ============      ===========      ===========

Net income (loss) from
   continuing operations ...................          804,171          (644,736)        (168,655)      (1,486,504)

Income (loss) from discontinued
   operations ..............................           97,527           238,998         (286,388)      (1,031,481)
                                                  -----------      ------------      -----------      -----------

Net income (loss) ..........................      $   901,698      $   (405,738)     $  (455,043)     $(2,517,985)
                                                  ===========      ============      ===========      ===========

Basic and diluted earnings (loss) per share:
   Continuing operations ...................      $      0.20      $      (0.14)     $     (0.03)     $     (0.36)
                                                  ===========      ============      ===========      ===========
   Discontinued operations .................      $      0.03      $       0.05      $     (0.06)     $     (0.23)
                                                  ===========      ============      ===========      ===========
   Net income (loss) per share .............      $      0.23      $      (0.09)     $     (0.09)     $     (0.59)
                                                  ===========      ============      ===========      ===========

Unaudited pro forma income, net of provision
  for income taxes:
      Continuing operations ................      $   501,171      $   (401,736)
      Discontinued operations ..............           60,527           148,998
                                                  -----------      ------------


   Net income (loss) .......................      $   561,698      $   (252,738)
                                                  ===========      ============

Basis and diluted pro forma earnings (loss)
  per share:
   Continuing operations ...................      $      0.13      $      (0.08)
                                                  ===========      ============
   Discontinued operations .................      $      0.01      $       0.03
                                                  ===========      ============
   Net income (loss) per share .............      $      0.14      $      (0.05)
                                                  ===========      ============

Weighted average shares
   outstanding .............................        4,000,000         4,740,112        4,802,800        4,795,952
                                                  ===========      ============      ===========      ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


14. SELECTED QUARTERLY DATA (CONTINUED)

2001

                                                     First            Second            Third           Fourth
                                                    Quarter           Quarter          Quarter          Quarter
                                                  -----------      ------------      -----------      -----------
Revenues ...................................      $ 3,387,782      $  1,987,707      $ 2,251,695      $ 2,765,734
                                                  ===========      ============      ===========      ===========

Net income (loss) from
   continuing operations ...................           90,011             8,628           31,134          415,317

Income (loss) from discontinued
   operations ..............................          814,904           (37,358)         265,391          (52,746)
                                                  -----------      ------------      -----------      -----------


Net income .................................      $   904,915      $    (28,730)     $   296,525      $   362,571
                                                  ===========      ============      ===========      ===========

Basic and diluted earnings (loss) per share:
   Continuing operations ...................      $      0.03      $          -      $         -      $      0.11
                                                  ===========      ============      ===========      ===========
   Discontinued operations .................      $      0.20      $          -      $      0.07      $     (0.02)
                                                  ===========      ============      ===========      ===========
   Net income (loss) per share .............      $      0.23      $          -      $      0.07      $      0.08
                                                  ===========      ============      ===========      ===========

Unaudited pro forma income, net of provision
  for income taxes:
      Continuing operations ................      $    56,011      $      5,628      $    19,428      $   258,915
      Discontinued operations ..............          507,904           (23,358)         165,482          (32,429)
                                                  -----------      ------------      -----------      -----------

   Net income (loss) .......................      $   563,915      $    (17,730)     $   184,910      $   226,486
                                                  ===========      ============      ===========      ===========

Basic and diluted pro forma earning (loss)
 per share:
   Continuing operations ...................      $      0.01      $          -      $      0.01      $      0.07
                                                  ===========      ============      ===========      ===========
   Discontinued operations .................      $      0.13      $          -      $      0.04      $     (0.02)
                                                  ===========      ============      ===========      ===========
   Net income (loss) per share .............      $      0.14      $          -      $      0.05      $      0.05
                                                  ===========      ============      ===========      ===========

Weighted average shares
   outstanding .............................        4,000,000         4,000,000        4,000,000        4,000,000
                                                  ===========      ============      ===========      ===========

                                 EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                      SCHEDULE II - VALUATION AND QUALIFYING
                                               ACCOUNTS AND RESERVES
                                      YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                   Additions
                                                   -----------------------------------
                                 Balance at           Charged to         Charged to                            Balance at
                                beginning of          costs and             other                                end of
                                    year               expenses           accounts          Deductions            year
                               ----------------    -----------------    --------------    ---------------    ---------------
Year ended December 31, 2003:

 Allowance for impairment of
      intangible assets .......   $1,001,474          $         -           $     -            $     -         $1,001,474
                               ================    =================    ==============    ===============    ===============

Year ended December 31, 2002:

 Allowance for impairment of
      intangible assets ......    $        -          $ 1,001,474           $     -            $     -         $1,001,474
                               ================    =================    ==============    ===============    ===============

                                      F-29