Form 10-K/A
period 2003-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2004-04-16
CIK 1094320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-K/A

   FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                         Commission file number: 1-31292

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


                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-K/A ("Amendment No. 1") of Empire Financial Holding Company for the year ended December 31, 2003, is being filed to amend and restate the items described below contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 14, 2004.

         This Amendment No. 1 makes the following changes for the purposes described:

         o To amend Item 6. Selected Financial Data, to correct typographical errors and make other minor changes;

         o To amend Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, to correct typographical errors and make other minor changes; and

         o To amend Item 8. Financial Statements and Supplementary Data, to correct typographical errors, to make other minor changes and to more clearly describe certain transactions.

         In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report on Form 10-K on April 14, 2004 and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of our Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE



PART I.........................................................................1

    Item 1.   Business.........................................................1

    Item 2.   Properties......................................................12

    Item 3.   Legal Proceedings...............................................12

    Item 4.   Submission Of Matters To A Vote Of Security Holders.............13


PART II.......................................................................13

    Item 5.   Market For Common Equity And Related Stockholder Matters........13

    Item 6.   Selected Financial Data.........................................15

    Item 7.   Management's Discussion And Analysis............................17

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

                                              2003            2002            2001            2000            1999
                                          ------------    ------------    ------------    ------------    ------------
STATEMENT OF INCOME DATA:
    Revenues:
      Commissions and fees ............   $ 16,140,329    $ 13,001,503    $ 10,138,894    $ 10,939,186    $  5,766,888
      Trading revenues, net ...........      1,064,478               -               -               -               -
      Interest ........................        180,371         164,817          53,070       1,024,300         149,949
      Other ...........................         14,863          38,798         200,954         602,588          52,955
                                          ------------    ------------    ------------    ------------    ------------
                                            17,400,041      13,205,118      10,392,918      12,566,074       5,969,792
                                          ------------    ------------    ------------    ------------    ------------

    Expenses:
      Commission and clearing costs ...     12,980,821       5,669,838       3,045,674       2,806,725         555,345
      Employees compensation
         and benefits .................      3,054,236       5,460,371       4,856,339       6,374,193       3,407,381
      General and administrative ......      2,759,250       2,269,729       1,474,400       1,691,613         380,472
      Communications and data
         processing ...................        175,298         247,524         188,810         258,120         299,020
      Orderflow payments ..............        119,313               -          (8,073)       (101,139)       (215,285)
      Advertising .....................         87,420          51,012         292,786         441,344         601,104
      Interest ........................         64,639             894          (2,108)       (108,474)        137,497
      Impairment loss .................         30,412       1,001,474               -
                                          ------------    ------------    ------------    ------------    ------------
                                            19,271,389      14,700,842       9,847,828      11,362,382       5,165,534
                                          ------------    ------------    ------------    ------------    ------------
    Income (loss) from
      continuing operations ...........     (1,871,348)     (1,495,724)        545,090       1,203,692         804,258
                                          ------------    ------------    ------------    ------------    ------------

    Income (loss) from
      discontinued operations .........     (1,212,661)       (981,344)        990,191       1,393,885       2,654,068
                                          ------------    ------------    ------------    ------------    ------------

    Net income (loss) .................     (3,084,009)     (2,477,068)      1,535,281       2,597,577       3,458,326
                                          ============    ============    ============    ============    ============

    Earnings per share -
     basic and diluted
      Continuing operations ...........   $      (0.41)   $      (0.33)   $       0.14    $       0.30    $       0.20
                                          ============    ============    ============    ============    ============

      Discontinued operations .........   $      (0.26)   $      (0.21)   $       0.24    $       0.35    $       0.66
                                          ============    ============    ============    ============    ============

      Net income (loss) per share .....   $      (0.67)   $      (0.54)   $       0.38    $       0.65    $       0.86
                                          ============    ============    ============    ============    ============

                                              2003            2002            2001            2000            1999
                                          ------------    ------------    ------------    ------------    ------------
    UNAUDITED PRO FORMA FINANCIAL
      INFORMATION :
         Total pro forma provision
           for income taxes ...........                                   $   (577,700)   $   (977,500)   $ (1,300,000)
                                                                          ============    ============    ============
      Pro forma income net of provision
       for income tax:
         Continuing operations ........                                        340,090         750,692         502,258
         Discontinued operations ......                                        617,491         869,385       1,656,068
                                                                          ------------    ------------    ------------
      Net income ......................                                   $    957,581    $  1,620,077    $  2,158,326
                                                                          ============    ============    ============

      Pro forma earnings (loss)
         per share - basic and diluted
           Continuing operations ......                                   $       0.09    $       0.19    $       0.13
                                                                          ============    ============    ============

           Discontinued operations ....                                   $       0.15    $       0.22    $       0.41
                                                                          ============    ============    ============

           Net income per share .......                                   $       0.24    $       0.41    $       0.54
                                                                          ============    ============    ============

      Weighted average shares
         outstanding - basic and
         diluted ......................      4,587,920       4,587,494       4,000,000       4,000,000       4,000,000
                                          ============    ============    ============    ============    ============

BALANCE SHEET DATA (AT PERIOD END):
    Total assets ......................   $  1,765,721    $ 13,494,633    $ 17,575,416    $ 18,551,857    $ 22,166,240
    Total liabilities .................      2,566,904       9,608,500      14,605,340      15,174,912      19,016,198
    Shareholder's equity (deficit) ....       (801,183)      3,886,133       2,970,076       3,376,945       3,150,042

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

     GOING CONCERN

         The Consolidated Financial Statements appearing elsewhere in this report have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, we incurred losses from continuing operations in the amount of $1,871,348 and $1,495,724, during the years ended December 31, 2003 and 2002, respectively, and had a stockholders' deficit of $801,183 as of December 31, 2003. In addition, we currently have uncertainties in connection with regulatory investigations described above. Depending on the result of these uncertainties, we may not continue as a going concern. See Note 3 of our Notes to Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Our continuing operations lost $1,871,348 in 2003 and $1,495,724 in 2003. In 2002, we took an impairment charge of $1,001,474, leaving a loss after the charge of $494,250. The increase of $1,377,098 was due to lower profit margins and an increase in legal fees of $921,015.

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

         Net cash used in continuing operations during 2003 was $1,281,487, and net cash provided from continuing operations for 2002 and 2001 was $1,589,430, and $801,984 respectively.

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

Our continued existence is dependent upon our ability to return to profitability and to generate cash either from operations or from new financings. We have implemented a plan, which we believe will return us to profitability. As part of our plan, we have reduced general and administrative overhead and operating expenses primarily by relocating and consolidating our offices and personnel, by entering into a new clearing arrangement with a third party at lower rates and by settling substantially all of our controversies with our former co-CEO. We have also hired additional personnel to enhance our market making and order execution capabilities. However, there is no assurance that we will achieve profitability or be able to generate cash from either operations or from debt or equity financings. Therefore, we may not be able to continue as a going concern, which would substantially destroy our stockholders' investments in our business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Empire Financial Holding Company the accompanying notes thereto and the independent accountants' reports are included as part of this Amendment No.1 to the Annual Report on Form 10-K/A and immediately follow the signature page of this Amendment No.1 to the Annual Report on Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EMPIRE FINANCIAL HOLDING COMPANY

Dated April 15, 2004                By: /s/ Kevin M. Gagne
                                        ------------------
                                        Kevin M. Gagne Chief Executive Officer
                                        (Principal Executive Officer)


Dated April 15, 2004                By: /s/ Patrick Rodgers
                                        -------------------
                                        Patrick Rodgers, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                           DESCRIPTION

31.1 Certification by Principal Executive Officer pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification by Principal Financial Officer pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.1           Principal Executive Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith)

32.2           Principal Financial Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had losses from continuing operations during 2003 and 2002 and had a stockholder's deficit of $801,183 as of December 31, 2003. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
                                                                     ============        ============        ===========

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.
                                                           F-5

                                    EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
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
                                              =========      =======      ==========       ========       ===========

Continued

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.
                                                           F-6A

                              EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
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

Advantage was incorporated in Florida on July 18, 1995 and is a securities broker dealer, which acts as principal in providing order execution services for independent broker dealers and also acts as a clearing broker. On November 6, 2003, the Company sold Advantage. Advantage was the order execution segment of the Company prior to its sale. The results of Advantage, which was sold to the Company's former co-CEO, who was a major stockholder of the Company, have been reported as discontinued operations for all periods presented.

Since the sale of Advantage, the Company has operated in the retail brokerage services segment and does not have any other operating segments.

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


3. GOING CONCERN AND MANAGEMENT PLANS

The Company's continued existence is dependent upon its ability to return to profitability and to generate cash either from operations or from new financings. The Company has losses from continuing operations during 2003 and 2002 and had a stockholders' deficit of $801,183 as of December 31, 2003. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

There is no assurance that the Company will achieve profitability or be able to generate cash from either operations or from debt or equity financings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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


4. SETTLEMENT OF LITIGATION, PURCHASE OF TREASURY STOCK AND DISCONTINUED OPERATIONS (CONTINUED)

The Company, the former co-CEO and the current CEO also executed a stock purchase agreement, dated as of November 6, 2003, wherein the former co-CEO purchased from the current CEO 50% of the outstanding capital stock of G&G Holdings, Inc. ("G&G"), a corporation jointly owned by the former and current CEO, which owned the premises then leased by the Company. The following explains the transaction in which the Company assumed the liability of the former co-CEO to pay the current CEO for his G&G stock:


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


4. SETTLEMENT OF LITIGATION, PURCHASE OF TREASURY STOCK AND DISCONTINUED OPERATIONS (CONTINUED)

TREASURY STOCK:

The transaction has been accounted for as a purchase of treasury stock as follows:

ASSETS OF ADVANTAGE

Cash and cash equivalents ....................................        $2,417,608
Customer receivables .........................................         3,262,613
Other assets .................................................           410,251
                                                                      ----------
                                                                       6,090,472
                                                                      ----------

LIABILITIES OF ADVANTAGE:

Customer payables ............................................         2,746,502
Other current liabilities ....................................         2,343,970
                                                                      ----------
                                                                       5,090,472
                                                                      ----------

         Net assets transferred ..............................         1,000,000

OTHER CONSIDERATION:

Assumption by the Company of former co-CEO's
    obligation to pay for shares of
    G & G stock ..............................................         1,050,000
Note payable issued to former co-CEO .........................           400,000
Expenses of transaction ......................................           199,923
Forgiveness of former co-CEO income
    tax payments .............................................            66,647
Transfer of fixed assets .....................................            42,542
                                                                      ----------

Cost of treasury stock acquired ..............................        $2,759,112
                                                                      ----------


DISCONTINUED OPERATIONS:

Summarized financial information for discontinued operations as of December 31, was as follows:

                                       2003             2002             2001
                                   -----------      ------------      ----------

Total revenues ...............     $ 5,493,588      $ 10,746,583      $8,240,996
                                   ===========      ============      ==========

Net income (loss) ............     $(1,212,661)     $   (981,344)     $  990,191
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

Subsequent to December 31, 2003, the Company paid the March 1, 2004 installment on this note to the former co-CEO by offsetting the March installment against amounts owed to the Company by the former co-CEO. The former co-CEO filed a claim against the Company alleging breach of the terms and conditions of the note. In addition, the former co-CEO alleges the Company failed to provide him with his required proportionate share of the net proceeds raised from the issuance of equity securities and indebtedness in December 2003 and January 2004. As of March 26, 2004, there has been no determination as to the outcome of this controversy.

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

The note contains provisions relating to the sale of the Company, wherein the notes would be paid off from the proceeds of the sale. Additionally, in the event that the Company receives any proceeds from the issuance of any equity security (other than in connection with the exercise of stock options), or in connection with the incurrence of any indebtedness for money borrowed (excluding indebtedness incurred by the Company in connection with margin loans to customers), the Company is required to make principal payments in an aggregate amount equal to 50% of the net proceeds to the current CEO in an amount proportional to the then outstanding principal amount of the notes to the former co-CEO and the current CEO.

The annual maturities of principal payable on the notes are as follows:

                              Year ending December 31,
                           -----------------------------

                           2004 .............. $ 166,667
                           2005 ..............   166,667
                           2006 ..............   155,092

                                              ----------

                           Total ............. $ 488,426
                                              ==========

In December 2003 and January 2004, the Company issued equity securities and indebtedness utilizing convertible notes payable. Pursuant to the note issued to the current CEO, the Company is required to make principal payments in an aggregate amount equal to 50% of the net proceeds in an amount proportional to the outstanding principal balance of the current CEO's note and the former co-CEO's note. The current CEO has elected to waive all principal note reductions with regards to the equity and debt securities issued by the Company, as described above, through April 8, 2004.

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


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 17, 2003, the Company received the first of a series of subpoenas issued by the United States Securities and Exchange Commission in an investigation regarding mutual fund trading practices. The investigation seeks information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices, in connection with the trading of mutual funds shares in violation of the federal securities laws. The New York Attorney General is also conducting a similar investigation. At this time, management cannot determine the financial impact, if any, on the Company, or the results of these investigations.

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

On January 16, 2004, the Company filed suit against the former co-CEO and G&G alleging that the former co-CEO breached the Settlement Agreement and the lease agreement covering the Company's former executive offices. On February 12, 2004, the former co-CEO, G & G and Advantage filed a countersuit alleging breach of the Settlement Agreement and breach of the lease among other claims. The Company believes the countersuit is without merit and intends to vigorously prosecute its claim against the former co-CEO.


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


14. SELECTED QUARTERLY DATA (CONTINUED)

2001

                                                     First            Second            Third           Fourth
                                                    Quarter           Quarter          Quarter          Quarter
                                                  -----------      ------------      -----------      -----------
Revenues ...................................      $ 3,387,782      $  1,987,707      $ 2,251,695      $ 2,765,734
                                                  ===========      ============      ===========      ===========

Net income (loss) from
   continuing operations ...................           90,011             8,628           31,134          415,317

Income (loss) from discontinued
   operations ..............................          814,904           (37,358)         265,391          (52,746)
                                                  -----------      ------------      -----------      -----------

Net income .................................      $   904,915      $    (28,730)     $   296,525      $   362,571
                                                  ===========      ============      ===========      ===========

Basic and diluted earnings (loss) per share:
   Continuing operations ...................      $      0.02      $       0.01      $      0.01      $      0.10
                                                  ===========      ============      ===========      ===========
   Discontinued operations .................      $      0.21      $      (0.01)     $      0.06      $     (0.02)
                                                  ===========      ============      ===========      ===========
   Net income (loss) per share .............      $      0.23      $          -      $      0.07      $      0.08
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
                                                  ===========      ============      ===========      ===========

                          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                               SCHEDULE II - VALUATION AND QUALIFYING
                                        ACCOUNTS AND RESERVES
                               YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                         Additions
                                               ---------------------------------
                                Balance at     Charged to    Charged to                  Balance at
                               beginning of    costs and        other                     end of
                                   year         expenses      accounts     Deductions       year
                               ------------    ----------    ----------    ----------    ----------
Year ended December 31, 2003:

 Allowance for impairment of
      intangible assets ......  $1,001,474     $        -      $    -        $    -      $1,001,474
                                ===========    ==========      ======        ======      ==========

Year ended December 31, 2002:

 Allowance for impairment of
      intangible assets ......  $        -     $1,001,474      $    -        $    -      $1,001,474
                                ===========    ==========      ======        ======      ==========

                                                F-29