Form 10-Q
period 2004-03-31
EMPIRE FINANCIAL HOLDING CO
filed 2004-05-17
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                         COMMISSION FILE NUMBER 1-31292


                        EMPIRE FINANCIAL HOLDING COMPANY
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    FLORIDA                                 56-3627212
                 -------------                            --------------
        (State or Other Jurisdiction                     (I.R.S. Employer
      of Incorporation or Organization)                 Identification No.)


             2170 WEST STATE ROAD 434, Suite 100 LONGWOOD, FL 32779
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  407-774-1300
                                -----------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 12, 2004, there were 3,194,450 shares of common stock, par value $.01 per share, outstanding.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION


                                                                        PAGE NO.

Item 1.  Financial Statements .................................................3

         Consolidated Statement of Financial Condition,
           March 31, 2004 (unaudited) and Consolidated Statement
           of Financial Condition, March 31, 2004 .............................3

         Consolidated Statements of Income,
           Three Months Ended March 31, 2004 (unaudited) and 2003 .............4

         Consolidated Statements of Cash Flows,
           Three Months Ended March 31, 2004 (unaudited) and 2003 .............5

         Selected Notes to Consolidated Financial Statements ..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........13


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................14

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities.................................................14

Item 3.  Defaults Upon Senior Securities .....................................14

Item 4.  Submission of Matters to a Vote of Security Holders .................14

Item 5.  Other Information ...................................................14

Item 6.  Exhibits and Reports on Form 8-K ....................................14

Signatures ...................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       March 31,
                                                          2004      December 31,
                                                      (unaudited)      2003
                                                      -----------   -----------
ASSETS

Cash and cash equivalents ........................... $   139,467   $   393,283
Receivables from brokers and dealers and
  clearing organizations ............................     898,438       637,279
Deposits at clearing organizations ..................     303,541       304,468
Property and equipment, net of accumulated
  depreciation of $122,243 and $116,297, respectively      67,418        15,678
Customer lists, net .................................      98,894       145,393
Prepaid expenses and other assets ...................     327,305       269,620
                                                      -----------   -----------

        Total assets ................................ $ 1,835,063   $ 1,765,721
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities:

  Notes payable ..................................... $   851,719   $   790,741
  Note payable - related party ......................     446,759       488,426
  Accounts payable, accrued expenses
    and other liabilities ...........................   1,059,921     1,208,893
  Payable to brokers and dealers
    and clearing organizations ......................     119,774        78,844
                                                      -----------   -----------

      Total liabilities .............................   2,478,173     2,566,904
                                                      -----------   -----------

Stockholders' (deficit):

  Series A Preferred stock, $.01 par value,
    1,000,000 shares authorized; 10,000 issued
    and outstanding .................................         100           100
  Common stock, $.01 par value,
    100,000,000 shares authorized; 3,194,450 issued
    and outstanding .................................      31,945        31,945
  Additional paid-in capital ........................   5,864,874     5,763,374
  Accumulated (deficit) .............................  (6,430,357)   (6,462,774)
  Deferred compensation .............................    (109,672)     (133,828)
                                                      -----------   -----------

      Total stockholders' (deficit) .................    (643,110)     (801,183)
                                                      -----------   -----------

        Total liabilities and stockholders' (deficit) $ 1,835,063   $ 1,765,721
                                                      ===========   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Revenues:

     Commissions and fees ..........................  $ 4,415,068   $ 3,086,058
     Trading revenues, net .........................      929,141             -
     Interest ......................................       39,203        28,316
     Other .........................................       41,264         6,925
                                                      -----------   -----------

Total Revenues: ....................................    5,424,676     3,121,299
                                                      -----------   -----------

 Expenses:

     Commissions and clearing costs ................    3,774,832     1,764,477
     Employee compensation and benefits ............      808,849       818,839
     General and administrative ....................      643,810       473,443
     Communications and data processing ............       32,847        42,103
     Order flow payments ...........................       96,374             -
     Advertising ...................................          948        38,897
     Interest ......................................       27,849           317
                                                      -----------   -----------

 Total Expenses: ...................................    5,385,509     3,138,076
                                                      -----------   -----------

 Net income (loss) from continuing operations ......       39,167       (16,777)
 Loss from discontinued operations .................            -      (382,501)
                                                      -----------   -----------

 Net income (loss) .................................       39,167      (399,278)
 Preferred stock dividend ..........................       (6,750)            -
                                                      -----------   -----------

 Net income (loss) applicable to common stockholders  $    32,417   $  (399,278)
                                                      ===========   ===========

 Basic and diluted earnings (loss) per share applicable to common stockholders:

     Continuing operations .........................  $      0.01   $     (0.00)
                                                      ===========   ===========
     Discontinued operations .......................  $         -   $     (0.08)
                                                      ===========   ===========
     Net income (loss) applicable to common
       stockholders ................................  $      0.01   $     (0.08)
                                                      ===========   ===========

 Weighted average shares outstanding:
     Basic .........................................    3,194,450     4,787,800
                                                      ===========   ===========
     Diluted .......................................    3,260,771     4,787,800
                                                      ===========   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------

Operating activities:

  Net income (loss) ....................................  $  39,167   $(399,278)
    Less: Loss from discontinued operations ............          -     382,501
                                                          ---------   ---------

Income (loss) from continuing operations: ..............     39,167     (16,777)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation .......................................      5,946       7,521
    Amortization .......................................     46,499      47,250
    Non-cash charge for options issued  for services ...    125,656           -
    Change in assets and liabilities:
      Receivable from brokers and dealers and
        clearing organizations .........................   (261,159)   (350,525)
      Deposits at clearing organizations ...............        927      10,750
      Prepaid expenses and other assets ................    (57,685)    111,925
      Accounts payable, accrued expenses ...............   (155,722)   (778,252)
      Payable to brokers and dealers
        and clearing organizations .....................     40,930      12,012
      Payable to related party .........................          -      56,647
                                                          ---------   ---------

      Net cash used in operating activities ............   (215,441)   (899,449)
                                                          ---------   ---------

Investing activities:
  Purchases of furniture and equipment .................    (57,686)          -
                                                          ---------   ---------

      Net cash used in investing activities ............    (57,686)          -
                                                          ---------   ---------

Financing activities:
  Proceeds from notes payable ..........................     72,089           -
  Payments on notes payable ............................    (52,778)          -
                                                          ---------   ---------

      Net cash provided by financing activities ........  $  19,311   $       -
                                                          ---------   ---------
                                                               (continued)
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------

Discontinued operations:
  Net cash used in discontinued operations .............  $       -   $ (24,627)
                                                          ---------   ---------

Net decrease in cash and cash equivalents ..............   (253,816)   (924,076)

Cash and cash equivalents at beginning of period .......    393,283   1,144,778
                                                          ---------   ---------

Cash and cash equivalents at end of period .............  $ 139,467   $ 220,702
                                                          =========   =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest ...........................................  $   4,396   $  35,997
                                                          =========   =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. In November 2003, we sold all of the outstanding capital stock of Advantage Trading Group, Inc. and we therefore no longer own Advantage. Accordingly, the following discussion and analysis of our financial condition and results of operations does not include Advantage. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.


2. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The effect on stock options for the three months ended March 31, 2003 were anti-dilutive due to losses in the period.

         The following data show the amounts used in computing earnings per share and the weighted average number of shares of diluted potential common stock:

                                                             Three months ended
                                                               March 31, 2004
                                                            --------------------

Weighted average number of shares used in basic EPS ........      3,194,450
Stock options ..............................................         66,321
                                                            --------------------

Weighted average number of shares used in diluted EPS ......      3,260,771
                                                            ====================

         Certain financial instruments were not included in the computation of diluted earnings per share because the exercise prices of these financial instruments were greater than the average market price of the common shares and the financial instruments were therefore anti-dilutive.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (CONTINUED)


3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                March 31,     December 31,
                                                  2004            2003
                                               ----------     ------------
         Accounts payable ...................  $  367,777      $  376,750
         Accrued commissions ................     309,695         340,390
         Accrued payroll ....................     251,124         206,160
         Accrued rent .......................      10,689          26,230
         Other ..............................     120,636         259,363
                                               ----------      ----------
                                               $1,059,921      $1,208,893
                                               ==========      ==========


4. EQUITY AND STOCK OPTION TRANSACTIONS

         The Company has a stock option plan under which employees, directors and consultants may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest annually over a five-year term for all directors, certain officers, and consultants, and these options expire in ten years from date of grant.

         The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting For Stock-Based Compensation," which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

         In December 2002, the Financial Accounting Standards Board the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123 "Accounting for Stock-Based Compensation."

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (CONTINUED)


         Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net income (loss) would have been increased to the pro forma amount indicated below:

                                                        March 31,    March 31,
                                                          2004          2003
                                                        ---------   -----------
Net income (loss)applicable to common stockholder:
As reported ..........................................  $  32,417   $  (399,278)
                                                        ---------   -----------

Add stock--based employee compensation expense related
  to stock options determine under fair Value method .   (119,633)            -

Deduct amounts charged to expense ....................    101,500             -
                                                        ---------   -----------

Pro forma according to SFAS 123 ......................  $  14,284   $  (399,278)
                                                        =========   ===========

Net income applicable to common stockholder per share:
As reported ..........................................  $    0.01   $     (0.08)
                                                        =========   ===========

Pro forma according to SFAS 123 ......................  $       -   $     (0.08)
                                                        =========   ===========


5. NET CAPITAL AND RESERVE REQUIREMENTS

         Empire Financial Group, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

         Net capital positions of the Company's broker dealer subsidiary were as follows at March 31, 2004.

         EMPIRE FINANCIAL GROUP, INC.:
              Ratio of aggregate indebtedness to net capital ..  2.12 to 1
              Net capital .....................................  $ 403,706
              Required net capital ............................  $ 250,000


6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The Company operates within one reportable segment, which includes financial brokerage services and market making and order execution services. Financial brokerage services (including the sale of equities, mutual funds, fixed income products and investment advisory services) are provided directly to retail and institutional customers via the Internet and by telephone trading. Our Market Making and Order execution services involve acting as principal in securities transactions for unaffiliated broker dealers. Market making and order execution services also includes executing securities transactions for the Company's account, customers and unaffiliated broker dealers.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (CONTINUED)

7. GOING CONCERN AND MANAGEMENT PLANS

The Company's continued existence is dependent upon its ability to return to profitability and to generate cash either from operations or from new financings. The Company has losses from continuing operations during 2003 and 2002 and had a stockholders' deficit of $643,110 as of March 31, 2004. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Additionally, the Company plans to raise additional capital through debt and equity financings and intends to rely on vendors, service providers, and management for periodic payment deferrals and cost reductions to improve liquidity and sustain operations.

There is no assurance that the Company will achieve profitability or be able to generate cash from either operations or from debt or equity financings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

         This Form 10-Q contains statements about future events and expectations which are, "forward looking statements". Any statement in this Form 10-Q that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, our ability to continue as a going concern, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-K/A for the year ended December 31, 2003, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and its wholly-owned subsidiaries.

         Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, found in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

RESULTS OF OPERATIONS:

         Three months ended March 31, 2004 compared to three months ended March 31, 2003:

         Total revenues for the three months ended March 31, 2004 were $5,424,676, an increase of $2,305,377, or 74%, over the same period in 2003. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the three months ended March 31, 2004 increased $1,329,010, or 43%, to $4,415,068 from $3,086,058 for the comparable period in 2003, primarily due to an increase in retail trading volume and a change in revenue mix, which resulted from increased processing of securities transactions by independent registered representatives already affiliated with us, and the processing of securities transactions from independent registered representatives who had not previously used our services. As of March 31, 2004, 169 independent registered representatives were processing securities transactions with us, compared to 98 independent registered representatives at March 31, 2003. Commission and fee revenues account for approximately 81% and 99% of total revenues reported for the three month periods ended March 31, 2003 and 2002, respectively.

         Equities market-making and trading revenue accounted for $929,141, or 17%, or our total revenues for the three-month period ended March 31, 2004. During the third quarter of 2003, we established our market-making and trading operations.

         Total operating expenses for the three months ended March 31, 2004 and 2003 were $5,385,509 and $3,138,076, respectively, an increase of $2,247,433, or
72%, over the same period in 2003, primarily as a result of the reasons described below:

         Commissions and clearing costs increased $1,980,355, or 112%, to $3,774,832 from $1,764,477 for the comparable period in 2003, primarily due to an increase in trading volume and a change in revenue mix, which resulted from increased processing of securities transactions by independent registered representatives already affiliated with us and the processing of securities transactions from independent registered representatives who had not previously used our services. Independent registered representatives increased to 169 at March 31, 2004 from 98 at March 31, 2003, an increase of 71, or 72%. As a percentage, commissions and clearing costs account for 72% and 56% of total expenses for the three month periods ended March 31, 2003 and 2002, respectively.

         Employee compensation and benefit costs for the three months ended March 31, 2004 decreased $9,990, or 1%, to $808,849 from $818,839 for the comparable period in 2003, primarily due to a reduction in executive and employee compensation and our increased relationship with independent registered representatives, offset in part by an increase in the number of full-time employees. At March 31, 2004, we employed 48 people compared to 27 people at March 31, 2003, an increase of 78%. The increase in employees is primarily attributable to hiring traders and other employees to staff the market-making and trading operations we established during the third quarter of 2003.

         General and administrative expenses for the three-month period ended March 31, 2004 increased $170,367, or 36% to $643,810 from $473,443 for the comparable period in 2003. The increase is primarily attributable to $125,656 non-cash charge incurred with respect to options and restricted stock granted to employees for services, an increase of $30,000 in insurance costs, a $30,000 one-time charge for moving expenses incurred in connection with the relocation of our corporate operations to its current location, partially offset by a $59,000 reduction in legal fees. As a percentage of total expenses, general and administrative expenses were 12% and 15% for the three month periods ended March 31, 2003 and 2002, respectively.

         For the three months ended March 31, 2004, the Company reported net income applicable to common stockholders of $32,417, or $.01 per basic and diluted share, as compared to a net loss applicable to common stockholders of $399,278, or $.08 per basic and diluted share for the same period in 2003. The 2003 net loss applicable to common stockholders included a loss from discontinued operations of $382,501, or $.08 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         At March 31, 2004, we had $1,835,063 in assets, 57% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers, which include interest bearing cash balances held with clearing brokers. Historically, we have financed our business primarily through cash generated by operations, as well as proceeds from our initial public offering and follow-on private placements of stock and debt offerings.

         Total stockholders' deficit decreased $158,073, to a deficit of $643,110 at March 31, 2004, compared to a deficit of $801,183 at December 31, 2003, primarily due earnings and variable stock options credit.

         Net cash used in continuing operations for the three months ended March 31, 2004 was $215,441, and net cash used for continuing operations for the same period in 2003 was $899,449.

         Net cash used in investing activities, for the purchase of furniture and equipment, was $57,686 for the three months ended March 31, 2004. The furniture and equipment was acquired in connection with the relocation of the corporate offices to its current location.

         Net cash provided in financing activities was $19,311 for the three months ended March 31, 2004. Financing activities include $72,089 of proceeds from the issuance of convertible notes (10%) due in December 2006; also, in 2004, $52,778 was used to pay down the principal balance of two long-term notes issued in connection the sale of a discontinued subsidiary.

         Based on currently proposed plans and assumptions relating to the implementation of our business plan, we believe that our cash flow from operations and cash on hand will enable us to fund our planned operations for at least 12 months and thereafter. If not, or if our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

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

         Our revenues and financial instruments are denominated in U.S. dollars and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of March 31, 2004, the Company's broker dealer subsidiary had no financial instruments in an inventory short position.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to our Annual Report on Form 10-K filed for the year ended December 31, 2003.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has outstanding an unsecured note payable to the former co-CEO of the Company in the original principal amount of $400,000, which requires monthly installments of $11,111, plus interest. Since March 1, 2004, the Company has paid the installments on this unsecured note by offsetting the installments against amounts owed to the Company by the former co-CEO. The former co-CEO has filed a complaint against the Company alleging breach of the terms and conditions of the note and declaring that the Company is in default and that the full amount of the note is due and owing to the former co-CEO, plus interest. The Company has filed an answer to the compliant that denies that the Company is in default under the terms and conditions of the note. As of May 17, 2004, there has been no determination as to the outcome of this lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         31.1 Certification of Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 2004                     EMPIRE FINANCIAL HOLDING COMPANY


                                        /s/ Kevin M. Gagne
                                        ------------------
                                        Kevin M. Gagne
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Patrick E. Rodgers
                                        ----------------------
                                        Patrick E. Rodgers
                                        Chief Financial Officer
                                        (Principal Accounting Officer)