Form 10-Q
period 2004-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2004-08-20
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                         COMMISSION FILE NUMBER 1-31292


                        EMPIRE FINANCIAL HOLDING COMPANY
             ------------------------------------------------------
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


Indicate by check whether the registrant has (1) filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 19, 2004, there were 3,217,525 shares of common stock, par value $.01 per share, outstanding.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION


                                                                        Page No.

Item 1.  Financial Statements ..............................................   3

         Consolidated Statements of Financial Condition,
         June 30, 2004 (unaudited) and December 31, 2003 ...................   3

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 2004 and 2003 (unaudited) ..........................   4

         Consolidated Statements of Operations for the Six Months
         Ended June 30, 2004 and 2003 (unaudited) ..........................   5

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2004 and 2003 (unaudited) ..........................   6

         Selected Notes to Consolidated Financial Statements ...............   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  13


                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  13

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities ..............................................  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ...............  14

Item 5.  Other Information .................................................  14

Item 6.  Exhibits and Reports on Form 8-K ..................................  14

Signatures .................................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS OF FINANCIAL CONDITION

                                                        JUNE 30,
                                                          2004      DECEMBER 31,
                                                      (UNAUDITED)       2003
                                                      -----------   -----------
ASSETS

Cash and cash equivalents ........................... $    49,496   $   393,283
Marketable securities ...............................     225,000             -
Receivables from broker dealers and
  clearing organizations ............................     880,345       637,279
Deposits at clearing organizations ..................     304,325       304,468
Property and equipment, net of accumulated
  depreciation of $130,975 and $116,297, respectively      94,092        15,678
Customer lists, net .................................      52,394       145,393
Prepaid expenses and other assets ...................     268,635       269,620
                                                      -----------   -----------

      TOTAL ASSETS .................................. $ 1,874,287   $ 1,765,721
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities:

Notes payable ....................................... $ 1,151,719   $   790,741
Notes payable - related party .......................     405,093       488,426
Accounts payable, accrued expenses and
  other liabilities .................................   1,645,876     1,208,893
Payable to brokers and dealers and
  clearing organizations ............................      99,396        78,844
                                                      -----------   -----------

      TOTAL LIABILITIES .............................   3,302,084     2,566,904
                                                      -----------   -----------

Stockholders' (deficit):

Series A Preferred stock, $.01 par value,
  1,000,000 shares authorized; 10,000 issued
  and outstanding ...................................         100           100
Common stock, $.01 par value,
  100,000 shares authorized;
  3,217,525 shares issued and outstanding ...........      32,175        31,945
Additional paid-in capital ..........................   5,901,488     5,763,374
Accumulated deficit .................................  (7,276,045)   (6,462,774)
Deferred compensation ...............................     (85,515)     (133,828)
                                                      -----------   -----------

      Total stockholders' deficit ...................  (1,427,797)     (801,183)
                                                      -----------   -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $ 1,874,287   $ 1,765,721
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         2004           2003
                                                      -----------   -----------
Revenues:

     Commissions and fees ........................... $ 4,336,120   $ 3,908,916
     Equities market making and trading revenues, net   1,205,480             -
     Interest .......................................      43,857        14,091
     Other ..........................................      31,190        11,958
                                                      -----------   -----------

TOTAL REVENUES ......................................   5,616,647     3,934,965
                                                      -----------   -----------

Expenses:

     Commissions and clearing costs .................   4,051,419     3,143,389
     Employee compensation and benefits .............   1,006,089       647,783
     General and administrative .....................   1,235,189     1,423,185
     Communications and data processing .............      14,431        29,416
     Order flow payments ............................     113,116             -
     Advertising ....................................      20,650        23,615
     Interest .......................................      28,191          (317)
                                                      -----------   -----------

TOTAL EXPENSES ......................................   6,469,085     5,267,071
                                                      -----------   -----------

Net loss from continuing operations .................    (852,438)   (1,332,106)
Income from discontinued operations .................           -        19,486
                                                      -----------   -----------

Net loss ............................................    (852,438)   (1,312,620)
Preferred stock dividend ............................      (6,750)            -
                                                      -----------   -----------

Net loss applicable to common stockholders .......... $  (859,188)  $(1,312,620)
                                                      ===========   ===========

Basic and diluted loss per share applicable to common stockholders:

         Continuing operations ...................... $     (0.27)  $     (0.27)
                                                      ===========   ===========

         Discontinued operations .................... $         -   $      0.00
                                                      ===========   ===========

         Net loss applicable to common stockholders . $     (0.27)  $     (0.27)
                                                      ===========   ===========

Weighted average shares outstanding:
     Basic and diluted ..............................   3,206,605     4,796,087
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         2004           2003
                                                      -----------   -----------
Revenues:

     Commissions and fees ........................... $ 8,751,188   $ 6,994,974
     Equities market making and trading revenues, net   2,134,621             -
     Interest .......................................      83,060        42,407
     Other ..........................................      72,454        18,883
                                                      -----------   -----------

TOTAL REVENUES ......................................  11,041,323     7,056,264
                                                      -----------   -----------

Expenses:

     Commissions and clearing costs .................   7,826,251     4,907,866
     Employee compensation and benefits .............   1,814,938     1,466,622
     General and administrative .....................   1,878,999     1,896,628
     Communications and data processing .............      47,278        71,519
     Order flow payments ............................     209,490             -
     Advertising ....................................      21,598        62,512
     Interest .......................................      56,040             -
                                                      -----------   -----------

TOTAL EXPENSES ......................................  11,854,594     8,405,147
                                                      -----------   -----------

Net loss from continuing operations .................    (813,271)   (1,348,883)
Loss from discontinued operations ...................           -      (363,015)
                                                      -----------   -----------

Net loss ............................................    (813,271)   (1,711,898)
Preferred stock dividend ............................     (13,500)            -
                                                      -----------   -----------

Net loss applicable to common stockholders .......... $  (826,771)  $(1,711,898)
                                                      ===========   ===========

Basic and diluted loss per share applicable to common stockholders:

         Continuing operations ...................... $     (0.26)  $     (0.28)
                                                      ===========   ===========

         Discontinued operations .................... $         -   $     (0.08)
                                                      ===========   ===========

         Net loss applicable to common stockholders . $     (0.26)  $     (0.36)
                                                      ===========   ===========

Weighted average shares outstanding:
     Basic and diluted ..............................   3,198,425     4,796,087
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          2004          2003
                                                       ---------    -----------
Operating activities:
  Net loss .........................................   $(813,271)   $(1,711,898)
    Less: Loss from discontinued operations ........           -        363,015
                                                       ---------    -----------

Loss from continuing operations: ...................    (782,521)    (1,348,883)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation .....................................      14,678         17,877
  Amortization .....................................      92,999         94,500
  Non-cash charge for stock issued for services ....      76,282        629,460
  Change in assets and liabilities:
    Receivables from broker dealers and
      clearing organizations .......................    (243,067)      (238,871)
    Deposits at clearing organizations .............         143         16,589
    Prepaid expenses and other assets ..............         986         67,973
    Accounts payable and accrued expenses ..........     423,484       (115,927)
    Payable to broker dealers
      and clearing organizations ...................      20,552         20,589
    Payable to related party .......................           -        (61,353)
    Deferred revenue ...............................           -       (427,199)
                                                       ---------    -----------

    Net cash used in operating activities ..........    (427,214)    (1,345,245)
                                                       ---------    -----------

Investing activities:
  Purchases of property and equipment ..............     (94,218)             -
                                                       ---------    -----------

    Net cash used in investing activities ..........     (94,218)             -
                                                       ---------    -----------

Financing activies:
  Proceeds from notes payable ......................     272,089              -
  Payments on notes payable - related ..............     (83,333)             -
  Payments on notes payable ........................     (11,111)             -
                                                       ---------    -----------

    Net cash provided by financing operations ......     177,645              -
                                                       ---------    -----------

Discontinued operations:
  Net cash provided by discontinued operations .....           -        400,805
                                                       ---------    -----------

Net decrease in cash and cash equivalents ..........    (343,787)      (944,440)

Cash and cash equivalents at beginning of period ...     393,283      1,144,778
                                                       ---------    -----------

Cash and cash equivalents at end of period .........   $  49,496    $   200,338
                                                       =========    ===========
Supplemental cash flow information:
  Interest payments ................................   $  18,842    $       291
                                                       =========    ===========
Non-cash financing activity:
  Marketable securities acquired through issuance
  of notes payable valued at $100,000 and warrants
  valued at $125,000 ...............................   $ 225,000    $         -
                                                       =========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. In November 2003, we sold all of the outstanding capital stock of Advantage Trading Group, Inc. and we therefore no longer own Advantage. Accordingly, the accompanying financial statements do not include Advantage. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.


2. LOSS PER SHARE

         Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Options, convertible notes and convertible preferred stock were not included in the computation of net loss per share for the six and three month periods ended June 30, 2004 and 2003, because the effect of inclusion would be anti-dilutive.


3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:
                                                June 30,     December 31,
                                                  2004          2003
                                               ----------    -----------

         Accounts payable .................    $  692,097    $  376,750
         Accrued commissions ..............       117,187       340,390
         Accrued payroll ..................       319,150       206,160
         Accrued rent .....................        42,760        26,230
         Accrued severance payments .......       360,000             -
         Other ............................       114,682       259,363
                                               ----------    ----------

                                               $1,645,876    $1,208,893
                                               ==========    ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (CONTINUED)

4. EQUITY AND STOCK OPTION TRANSACTIONS

Stock Options

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

         In December 2002, the Financial Accounting Standards Board the ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123 "Accounting for Stock-Based Compensation."

         Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                        June 30,     June 30,
                                                          2004         2003
                                                       ---------   ------------
Net loss applicable to common stockholders:
As reported .......................................... $(826,771)  $ (1,711,889)
                                                       ---------   ------------

Stock-based employee compensation expense
Related to stock options determine under fair method .  (110,600)      (238,241)

Amounts charged to expense ...........................   (26,580)             -
                                                       ---------   ------------

Pro forma according to SFAS 123 ......................  (910,791)    (1,950,139)
                                                       =========   ============

Net income applicable to common stockholder per share: $    (.26)  $       (.36)
                                                       =========   ============

Pro forma according to SFAS 123 ...................... $    (.28)  $       (.41)
                                                       =========   ============

Warrants

         On June 29, 2004, the Company acquired marketable securities from an unrelated third party in exchange for a $100,000 promissory note. The note bears interest at 6% and is due and payable on the earlier of December 31, 2004 or the close of business on the 30th day after the Company publicly announces that it has entered into an agreement with the Securities and Exchange Commission relating to the Company's trading in mutual fund shares on behalf of its customers. In addition, the Company issued a warrant to purchase 50,000 shares of common stock at $1.50 per share until June 30, 2009. In connection with the issuance of the warrant, the Company has credited additional paid-in capital for $125,000.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (CONTINUED)

5. NET CAPITAL AND RESERVE REQUIREMENTS

         Empire Financial Group, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

         Net capital of the Company's broker dealer subsidiary was follows at June 30, 2004.

         EMPIRE FINANCIAL GROUP, INC.:
              Ratio of aggregate indebtedness to net capital ..  2.12 to 1
              Net capital .....................................  $ 383,726
              Required net capital ............................  $ 250,000

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

7. GOING CONCERN AND MANAGEMENT PLANS

         The Company's continued existence is dependent upon its ability to return to profitability and to generate cash either from operations or from new financings. The Company had losses from continuing operations in recent years and current quarter, and had a stockholders' deficit of $1,427,797 as of June 30, 2004. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003:

         Total revenues for the three months ended June 30, 2004 were $5,616,647, an increase of $1,681,682, or 43%, over the same period in 2003. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the three months ended June 30, 2004 increased $427,204, or 11%, to $4,336,120 from $3,908,916 for the comparable period in 2003, primarily due to greater commissions derived from the processing of securities transactions for independent registered representatives who had not previously processed securities transactions with us, partially offset by a decline in revenues associated with lower trading volume of our discount securities business. Independent registered representatives processing securities transactions with us increased to 207 at June 30, 2004 from 180 at June 30, 2003, an increase of 27, or 15%. Commission and fee revenues account for approximately 77% and 99% of total revenues reported for the three months ended June 30, 2004 and 2003, respectively.

         We established our market-making and trading operations during the third quarter of 2003. Market-making and trading revenue accounted for $1,205,480, or 21%, or our total revenues for the three months ended June 30, 2004.

         Total operating expenses for the three months ended June 30, 2004 and 2003 were $6,469,085 an increase of $1,202,014, or 23%, over the same period in 2003. This increase is primarily due to reasons described below:

         Commissions and clearing costs increased $908,030, or 29%, to $4,051,419 from $3,143,389 for the comparable period in 2003, primarily due to greater commissions derived from the processing of securities transactions for registered representatives and the clearing costs associated with our market-making and trading activities, which commenced operations during the third quarter of 2003. Independent registered representatives processing securities transactions with us increased to 207 at June 30, 2004 from 180 at June 30, 2003, an increase of 27, or 15%. As a percentage, commissions and clearing costs accounted for 63% and 60% of total expenses for the three months ended June 30, 2004 and 2003, respectively.

         Employee compensation and benefit costs for the three months ended June 30, 2004 increased $358,306, or 55%, to $1,006,089 from $647,783 for the comparable period in 2003, primarily due to the addition of higher paid personnel required to support our market-making and trading operations, partially offset by a decrease in the number of lower paid administrative and non-registered personnel. At June 30, 2004, we employed 40 people compared to 51 people at June 30, 2003, a decrease of 22%.

         General and administrative expenses for the three months ended June 30, 2004 decreased $187,996, or 13% to $1,235,189 from $1,423,185 for the comparable period in 2003. This decrease is primarily attributable to a reduction of $733,384 for non-cash charges incurred with respect to stock options and restricted stock granted to employees for services, partially offset by a $360,000 one-time charge for severance costs incurred in connection with the severance of our former chief executive officer and a $173,000 increase in professional fees. As a percentage of total expenses, general and administrative expenses were 19% and 27% for the three months ended June 30, 2004 and 2003, respectively.

         For the three months ended June 30, 2004, the Company reported net loss applicable to common stockholders of $859,188, or $.27 per basic and diluted share, as compared to a net loss applicable to common stockholders of $1,312,620, or $.27 per basic and diluted share for the same period in 2003.

         SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003:

         Total revenues for the six months ended June 30, 2004 were $11,041,323, an increase of $3,985,059, or 56% over the same period in 2003. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the six months ended June 30, 2004 increased $1,756,214, or 25%, to $8,751,188 from $6,994,974 for comparable period in 2003, primarily due to greater commissions derived from the processing of securities transactions for independent registered representatives who had not previously processed securities transactions with us, partially offset by a decline in the revenues associated with lower trading volume of our discount securities business. Independent representatives processing securities transactions with us increased to 207 at June 30, 2004 from 180 at June 30, 2003, an increase of 27, or 15%. Commission and fee revenues account for approximately 79% and 99% of total revenues reported for the six months ended June 30, 2004 and 2003, respectively.

         We established our market-making and trading operations during the third quarter of 2003. Market-making and trading revenue accounted for $2,134,621, or 19%, of our total revenues for the six months ended June 30, 2004.

         Commissions and clearing costs increased $2,918,385, or 59%, to $7,826,251 from $4,907,866 for the comparable period in 2003, primarily due to greater commissions derived from the processing of more securities transactions for registered representatives and the clearing costs associated with our market-making and trading activities, which commenced operations during the third quarter of 2003. Independent registered representatives processing securities transactions with us increased to 207 at June 30, 2004 from 180 at June 30, 2003, an increase of 27, or 15%. As a percentage, commissions and clearing costs accounted for 66% and 58% of total expenses for the six months ended June 30, 2004 and 2003, respectively.

         Employee compensation and benefit costs for the six months ended June 30, 2004 increased $348,316, or 24%, to $1,814,938 from $1,466,622 for the comparable period in 2003, primarily due to the addition of higher paid personnel required to support our market-making and trading operations, partially offset by a decrease in the number of lower paid administrative and non-registered support personnel. At June 30, 2004, we employed 40 people compared to 51 people at June 30, 2003, a decrease of 22%.

         General and administrative expenses for the six months ended June 30, 2004 decreased $17,629, or 1%, to $1,878,999 from $1,896,628 for the same period in 2003. This decrease is primarily due to a reduction of $150,000 in professional fees, $553,178 reduction for non-cash charges incurred with respect to stock options and restricted stock granted to employees for services, and a $56,000 reduction in rent expense, partially offset by a $360,000 one-time charge for severance costs incurred in connection with the severance of our former chief executive officer. As a percentage of total expenses, general and administrative expenses were 16% and 23% for the six months ended June 30, 2004 and 2003, respectively.

         For the six months ended June 30, 2004, the Company reported net loss applicable to common stockholders of $826,771, or $.26 per basic and diluted share, as compared to a net loss applicable to common stockholders of $1,711,898, or $.36 per basic and dilutive share for the same period in 2003. The 2003 net loss applicable to common stockholders included a loss from discontinued operations of $363,015, or $.08 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         At June 30, 2004, we had $1,874,287 in assets, 62% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers, which include interest bearing cash balances held with clearing brokers. Historically, we have financed our business primarily through cash generated by operations and follow-on private placements of stock and debt.

         Total stockholders' deficit increased $626,614, to a deficit of $1,427,797 at June 30, 2004, compared to a deficit of $801,183 at December 31, 2003, primarily due to our losses.

         Net cash used in continuing operations for the six months ended June 30, 2004 was $427,214, and net cash used for continuing operations for the same period in 2003 was $1,345,245.

         Net cash used in investing activities, for the purchase of property and equipment, was $94,218 for the six months ended June 30, 2004. The furniture and equipment was acquired in connection with the relocation of the corporate offices to its current location.

         Net cash provided in financing activities was $177,645 for the six months ended June 30, 2004. Financing activities include $72,089 of proceeds from the issuance of convertible notes (10%) due in December 2006 and proceeds from a short-term loan of $200,000 due March 31, 2005; also, in 2004, $94,444 was used to pay down the principal balance of two long-term notes issued in connection the sale of a discontinued subsidiary.

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

         Our revenues and financial instruments are denominated in U.S. dollars and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of June 30, 2004, the Company's broker dealer subsidiary had no financial instruments in an inventory short position.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 17, 2004, Richard L. Goble and the Richard L. Goble First Revocable Trust filed suit against the Company in Case No. 04-CA-680-15-G, in the Circuit Court in and for Seminole County Florida. The lawsuit alleges that the Company has breached the terms and conditions of an outstanding unsecured note payable to the plaintiffs in the original principal amount of $400,000, which note requires monthly installments of $11,111, plus interest. Since March 1, 2004, the Company believes that it has paid the installments on this unsecured note by offsetting the installments against amounts owed to the Company by the plaintiffs and their affiliates. The plaintiffs seek a judgment for the full amount of the unpaid principal of the note, plus interest, litigation costs and expenses and attorneys' fees. The Company has filed an answer to the compliant that denies that the Company is in default under the terms and conditions of the note. This lawsuit has been consolidated with certain other pending litigation among the Company, the plaintiffs and their respective affiliates that was disclosed in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2003. As of August 15, 2004, there has been no determination as to the outcome of this lawsuit.

         In addition, reference is made to our Annual Report on Form 10-K filed for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Item 1. - Legal Proceedings

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

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the three months ended June 30, 2004:

         (i) The Company filed a Current Report on Form 8-K, dated May 18, 2004, with the Securities and Exchange Commission reporting a "Financial Statement, Pro Form Financial Information, and Exhibits" pursuant to Item 7, regarding the Company's press release relating to results of operations for the quarter ended March 31, 2004. No financial statements were filed with this Current Report on Form 8-K.

         (ii) The Company filed a Current Report on Form 8-K, dated May 27, 2004, with the Securities and Exchange Commission reporting "Results of Operations and Financial Condition" pursuant to
                  Item 12, regarding the Company's press release announcing its receipt of a Wells Notice from the SEC and leave of absence, resignation and/or termination of certain employees. No financial statements were filed with this Current Report on Form 8-K.

         (iii) The Company filed a Current Report on Form 8-K dated June 25, 2004, with the Securities and Exchange Commission reporting an "Other Event" pursuant to Item 5, regarding the execution of a Severance Agreement between the Company and Kevin M. Gagne, the Company's former chief executive officer. In the same Form 8-K, the Company reported "Financial Statements, Pro Forma Financial Information and Exhibits" pursuant to Item 12, regarding the Company's press release announcing Mr. Gagne's resignation from the Company and Donald A. Wojnowski Jr.'s election to the board of directors of the Company. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 2004                  EMPIRE FINANCIAL HOLDING COMPANY


                                        /s/ Donald A. Wojnowski Jr.
                                        ---------------------------
                                        Donald A. Wojnowski Jr.
                                        President
                                        (Principal Executive Officer)


                                        /s/ Patrick E. Rodgers
                                        ----------------------
                                        Patrick E. Rodgers
                                        Chief Financial Officer
                                        (Principal Accounting Officer)