Form 10-Q/A
period 2004-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2004-08-26
CIK 1094320

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Quarterly Report on Form 10-Q/A ("Amendment No. 1") of Empire Financial Holding Company for the quarter ended June 30, 2004, is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 20, 2004.

         This Amendment No. 1 makes the following changes to PART I - FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS, for the purposes described:

         o To amend CONSOLIDATED FINANCIAL STATEMENTS OF FINANCIAL CONDITION (page 3), to correct the typographical error from "(Deficit)" to "Deficit" for "Stockholders' Deficit";

         o To amend CONSOLIDATED STATEMENTS OF CASH FLOWS (page 6), to correct the typographical error from "(782,521)" to "(813,271)" for "Loss from continuing operations";

         o  To amend SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE
            4. EQUITY AND STOCK OPTION TRANSACTIONS (page 8), to correct the typographical errors in the Pro Forma table 2003 column from "(1,950,139)" to "$(1,950,130)" for "Pro forma according to SFAS 123"; and to remove the underlines for "As reported".

         In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q filed on August 20, 2004 and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of our Quarterly Report on Form 10-Q.

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

LIABILITIES AND STOCKHOLDERS' DEFICIT

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

Stockholders' deficit:

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
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          2004          2003
                                                       ---------    -----------
Operating activities:
  Net loss .........................................   $(813,271)   $(1,711,898)
    Less: Loss from discontinued operations ........           -        363,015
                                                       ---------    -----------

Loss from continuing operations: ...................    (813,271)    (1,348,883)

  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation .....................................      14,678         17,877
  Amortization .....................................      92,999         94,500
  Non-cash charge for stock issued for services ....      76,282        629,460
  Change in assets and liabilities:
    Receivables from broker dealers and
      clearing organizations .......................    (243,067)      (238,871)
    Deposits at clearing organizations .............         143         16,589
    Prepaid expenses and other assets ..............         986         67,973
    Accounts payable and accrued expenses ..........     423,484       (115,927)
    Payable to broker dealers
      and clearing organizations ...................      20,552         20,589
    Payable to related party .......................           -        (61,353)
    Deferred revenue ...............................           -       (427,199)
                                                       ---------    -----------

    Net cash used in operating activities ..........    (427,214)    (1,345,245)
                                                       ---------    -----------

Investing activities:
  Purchases of property and equipment ..............     (94,218)             -
                                                       ---------    -----------

    Net cash used in investing activities ..........     (94,218)             -
                                                       ---------    -----------

Financing activies:
  Proceeds from notes payable ......................     272,089              -
  Payments on notes payable - related ..............     (83,333)             -
  Payments on notes payable ........................     (11,111)             -
                                                       ---------    -----------

    Net cash provided by financing operations ......     177,645              -
                                                       ---------    -----------

Discontinued operations:
  Net cash provided by discontinued operations .....           -        400,805
                                                       ---------    -----------

Net decrease in cash and cash equivalents ..........    (343,787)      (944,440)

Cash and cash equivalents at beginning of period ...     393,283      1,144,778
                                                       ---------    -----------

Cash and cash equivalents at end of period .........   $  49,496    $   200,338
                                                       =========    ===========
Supplemental cash flow information:
  Interest payments ................................   $  18,842    $       291
                                                       =========    ===========
Non-cash financing activity:
  Marketable securities acquired through issuance
  of notes payable valued at $100,000 and warrants
  valued at $125,000 ...............................   $ 225,000    $         -
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

         Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                        June 30,     June 30,
                                                          2004         2003
                                                       ---------   ------------
Net loss applicable to common stockholders:
As reported .......................................... $(826,771)  $ (1,711,889)


Stock-based employee compensation expense
Related to stock options determine under fair method .  (110,600)      (238,241)

Amounts charged to expense ...........................   (26,580)             -
                                                       ---------   ------------

Pro forma according to SFAS 123 ...................... $(910,791)  $ (1,950,130)
                                                       =========   ============

Net income applicable to common stockholder per share: $    (.26)  $       (.36)
                                                       =========   ============

Pro forma according to SFAS 123 ...................... $    (.28)  $       (.41)
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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 26, 2004                  EMPIRE FINANCIAL HOLDING COMPANY


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