Form 10-Q
period 2004-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2004-11-16
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

As of November 11, 2004, there were 3,217,525 shares of common stock, par value $.01 per share, outstanding.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION


                                                                        Page No.

Item 1.  Financial Statements ..............................................   3

         Consolidated Statements of Financial Condition,
         September 30, 2004 (unaudited) and December 31, 2003 ..............   3

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2004 and 2003 (unaudited) .....................   4

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2004 and 2003 (unaudited) .....................   5

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2004 and 2003 (unaudited) .....................   6

         Selected Notes to Consolidated Financial Statements ...............   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  13

Item 4.  Controls and Procedures .............................................13


                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities ..............................................  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ...............  14

Item 5.  Other Information .................................................  14

Item 6.  Exhibits and Reports on Form 8-K ..................................  15

Signatures .................................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS OF FINANCIAL CONDITION

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2004             2003
                                                   -------------    ------------
ASSETS                                               (UNAUDITED)

Cash ...........................................    $    59,982     $   393,283
Receivables from broker dealers and
  clearing organizations .......................        899,667         637,279
Deposits at clearing organizations .............        253,977         304,468
Property and equipment .........................        104,063          15,678
Customer lists..................................         11,570         145,393
Prepaid expenses and other assets ..............        292,496         269,620
                                                    -----------     -----------

    TOTAL ASSETS ...............................    $ 1,621,755     $ 1,765,721
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Notes payable ..................................    $ 1,151,719     $   790,741
Notes payable - related party ..................        363,426         488,426
Accounts payable, accrued expenses and
  other liabilities ............................      1,839,108       1,208,893
Payable to brokers and dealers and
  clearing organizations .......................         77,203          78,844
                                                    -----------     -----------

    TOTAL LIABILITIES ..........................      3,431,456       2,566,904
                                                    -----------     -----------

Stockholders' deficit:

Series A Preferred stock, $.01 par value,
  1,000,000 shares authorized; 10,000 issued
  and outstanding ..............................            100             100
Common stock, $.01 par value, 100,000,000
  shares authorized; 3,217,525 shares issued
  and outstanding ..............................         32,175          31,945
Additional paid-in capital .....................      5,833,558       5,763,374
Accumulated deficit ............................     (7,600,935)     (6,462,774)
Deferred compensation ..........................        (74,599)       (133,828)
                                                    -----------     -----------

    TOTAL STOCKHOLDERS' DEFICIT ................     (1,809,701)       (801,183)
                                                    -----------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $ 1,621,755     $ 1,765,721
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Revenues:

  Commissions and fees ...........................  $  3,188,026   $  5,424,185
  Equities market making and trading revenues, net       941,291              -
  Interest .......................................        39,144         37,714
  Other ..........................................        30,000          2,162
                                                    ------------   ------------

TOTAL REVENUES ...................................     4,198,461      5,464,061
                                                    ------------   ------------

Expenses:

  Commissions and clearing costs .................     3,108,009      3,945,325
  Employee compensation and benefits .............       943,537        983,350
  General and administrative .....................       339,022        751,833
  Communications and data processing .............        35,985         78,136
  Order flow payments ............................        76,769              -
  Advertising ....................................         6,134         17,071
  Interest .......................................        13,895          2,740
                                                    ------------   ------------

TOTAL EXPENSES ...................................     4,523,351      5,778,455
                                                    ------------   ------------

Loss from continuing operations ..................      (324,890)      (314,394)
Loss from discontinued operations ................             -       (291,888)
                                                    ------------   ------------

Net loss .........................................      (324,890)      (606,282)
Preferred stock dividend .........................        (6,750)             -
                                                    ------------   ------------

Net loss applicable to common stockholders .......  $   (331,640)  $   (606,282)
                                                    ============   ============

Basic and diluted loss per share
  applicable to common stockholders:

    Continuing operations ........................  $      (0.10)  $      (0.06)
                                                    ============   ============

    Discontinued operations ......................  $          -   $      (0.06)
                                                    ============   ============

    Net loss applicable to common
      stockholders ...............................  $      (0.10)  $      (0.12)
                                                    ============   ============

Weighted average shares outstanding:
  Basic and diluted ..............................     3,206,605      4,925,428
                                                    ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Revenues:

  Commissions and fees ...........................  $ 11,939,214   $ 12,419,159
  Equities market making and trading revenues, net     3,075,912              -
  Interest .......................................       122,204         80,121
  Other ..........................................       102,454         21,045
                                                    ------------   ------------

TOTAL REVENUES ...................................    15,239,784     12,520,325
                                                    ------------   ------------

Expenses:

  Commissions and clearing costs .................    10,934,260      8,853,191
  Employee compensation and benefits .............     2,758,475      2,449,972
  General and administrative .....................     2,218,021      2,648,461
  Communications and data processing .............        83,263        149,655
  Order flow payments ............................       286,259              -
  Advertising ....................................        27,732         79,584
  Interest .......................................        69,935          2,740
                                                    ------------   ------------

TOTAL EXPENSES ...................................    16,377,945     14,183,603
                                                    ------------   ------------

Loss from continuing operations ..................    (1,138,161)    (1,663,278)
Loss from discontinued operations ................             -       (654,903)
                                                    ------------   ------------

Net loss .........................................    (1,138,161)    (2,318,181)
Preferred stock dividend .........................       (20,250)             -
                                                    ------------   ------------

Net loss applicable to common stockholders .......  $ (1,158,411)  $ (2,318,181)
                                                    ============   ============

Basic and diluted loss per share
  applicable to common stockholders:

    Continuing operations ........................  $      (0.36)  $      (0.34)
                                                    ============   ============

    Discontinued operations ......................  $          -   $      (0.14)
                                                    ============   ============

    Net loss applicable to common
      stockholders ...............................  $      (0.36)  $      (0.48)
                                                    ============   ============

Weighted average shares outstanding:
  Basic and diluted ..............................     3,204,838      4,839,675
                                                    ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                        2004         2003
                                                                    -----------   -----------
Operating activities:

  Net loss from contining operations .............................  $(1,138,161)  $(1,663,278)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation ...................................................       18,315        23,771
  Amortization ...................................................      133,823       162,757
  Non-cash charge for stock issued for services ..................       26,018       800,456
  Net loss on sale of marketable securities ......................      107,710             -
  Change in assets and liabilities:
    Receivables from broker dealers and clearing organizations ...     (262,388)     (629,565)
    Deposits at clearing organizations ...........................       50,491      (333,481)
    Income tax receivable ........................................            -       351,000
    Prepaid expenses and other assets ............................      (22,876)     (123,908)
    Due from related parties .....................................            -       (55,632)
    Accounts payable and accrued expenses ........................      608,841        93,935
    Payable to broker dealers and clearing organizations .........       (1,641)      173,646
    Payable to related party .....................................            -       262,919
    Deferred revenue .............................................            -      (519,237)
                                                                    -----------   -----------

    Net cash used in continuing operations from operating
     activities ..................................................     (479,868)   (1,456,617)
    Net cash provided by discontinued operations .................            -       721,365
                                                                    -----------   -----------
    Net cash used in operating activities ........................     (479,868)    (735,252)
                                                                    -----------   -----------

Investing activities:
  Proceeds from sale of marketable securities ....................      117,290             -
  Purchases of property and equipment ............................     (106,701)      (33,348)
                                                                    -----------   -----------

    Net cash provided by (used in) investing activities ..........       10,589       (33,348)
                                                                    -----------   -----------

Financing activies:
  Proceeds from notes payable ....................................      272,089             -
  Payments on notes payable--related party .......................     (125,000)            -
  Payments on notes payable ......................................      (11,111)            -
                                                                    -----------   -----------

    Net cash provided by financing operations ....................      135,978             -
                                                                    -----------   -----------

Net decrease in cash and cash equivalents ........................     (333,301)     (768,600)

Cash and cash equivalents at beginning of period .................      393,283     1,144,778
                                                                    -----------   -----------

Cash and cash equivalents at end of period .......................  $    59,982   $   376,178
                                                                    ===========   ===========

Supplemental cash flow information:
  Interest payments ..............................................  $    45,531   $     2,740
                                                                    ===========   ===========

Non-cash financing activity:
  Marketable securities acquired through issuance of notes payable
  valued at $100,000 and warrants valued at $125,000 .............  $   225,000   $         -
                                                                    ===========   ===========

                     The accompanying notes are an integral part of these
                               consolidated financial statements

                                               6

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. In November 2003, we sold all of the outstanding capital stock of Advantage Trading Group, Inc. Accordingly, the accompanying financial statements do not include Advantage. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

2. LOSS PER SHARE

         Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Options, convertible notes and convertible preferred stock were not included in the computation of net loss per share for the nine and three month periods ended September 30, 2004 and 2003, because the effect of inclusion would be anti-dilutive.

3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:
                                          September 30,     December 31,
                                              2004              2003
                                          ------------      ------------
         Accounts payable .........        $  755,679        $  376,750
         Accrued commissions ......           131,141           340,390
         Accrued payroll ..........           297,994           206,160
         Accrued rent .............            62,739            26,230
         Accrued severance payments           340,000                 -
         Other ....................           251,555           259,363
                                           ----------        ----------

                                           $1,839,108        $1,208,893
                                           ==========        ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (CONTINUED)

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

         Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                 September 30,     September 30,
                                                      2004              2003
                                                 -------------     -------------

Net loss applicable to common stockholders:
As reported ................................      $(1,158,411)      $(2,318,181)

Add stock--Stock-based employee compensation
 expense related to stock options determine
 under fair method .........................          (34,648)         (463,237)

Deduct amounts charged to expense ..........          (87,786)          390,480
                                                  -----------       -----------

Pro forma ..................................      $(1,280,845)      $(2,390,578)
                                                  ===========       ===========

Net income applicable to common stockholder
 per share:
As reported ................................      $     (0.36)      $     (0.48)
                                                  ===========       ===========

Pro forma ..................................      $     (0.40)      $     (0.49)
                                                  ===========       ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (CONTINUED)

WARRANTS

         On June 29, 2004, the Company acquired marketable securities from an unrelated third party in exchange for a $100,000 promissory note. The note bears interest at 6% and is due and payable on the earlier of December 31, 2004 or the close of business on the 30th day after the Company publicly announces that it has entered into an agreement with the Securities and Exchange Commission relating to the Company's trading in mutual fund shares on behalf of its customers. In addition, the Company issued a warrant to purchase 50,000 shares of common stock at $1.50 per share until June 30, 2009. In connection with the issuance of the warrant, the Company has credited additional paid-in capital for $125,000. The Company realized a $107,710 loss on the sale of these marketable securities.

5. NET CAPITAL AND RESERVE REQUIREMENTS

         Empire Financial Group, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

         Net capital of the Company's broker dealer subsidiary was follows at September 30, 2004.

         EMPIRE FINANCIAL GROUP, INC.:
              Ratio of aggregate indebtedness to net capital ..  3.17 to 1
              Net capital .....................................  $ 302,757
              Required net capital ............................  $ 250,000

6. GOING CONCERN AND MANAGEMENT PLANS

         The Company's continued existence is dependent upon its ability to return to profitability and to generate cash either from operations or from new financings. The Company had losses from continuing operations in recent years and current quarter, and had a stockholders' deficit of $1,809,701 as of September 30, 2004. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers, the outcome of which is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management has implemented a plan, which it believes will return the Company to profitability. As part of the plan, the Company has reduced general and administrative overhead and operating expenses, primarily by relocating and consolidating its offices and personnel, by entering into a new clearing arrangement with a third party at lower rates and by settling substantially all of its controversies with its former co-CEO. The Company has also hired additional personnel to enhance its market making and order execution capabilities. As a result of the foregoing and the sale of Advantage, the Company has focused its efforts on its core business. Additionally, the Company plans to raise additional capital through debt and equity financings and intends to rely on vendors, service providers, and management for periodic payment deferrals and cost reductions to improve liquidity and sustain operations.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (CONTINUED)

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

         Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements or the year ended December 31, 2003, found in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Total revenues for the three months ended September 30, 2004 were $4,198,461, a decrease of $1,265,600, or 23%, from the same period in 2003. This decrease is primarily due to reasons described below:

         Commissions and fee revenues for the three months ended September 30, 2004 decreased $2,236,159, or 41%, to $3,188,026 from $5,424,185 for the comparable period in 2003, primarily due a change in business mix, market conditions, and business interruption due to weather related conditions, which affected all aspects of our business, and a decline in revenues associated with lower trading volume of our discount securities business. Commission and fee revenues account for approximately 76% and 99% of total revenues reported for the three months ended September 30, 2004 and 2003, respectively.

         We established our market-making and trading operations during the third quarter of 2003. Market-making and trading revenue accounted for $941,291, or 22%, of our total revenues for the three months ended September 30, 2004.

         Total operating expenses for the three months ended September 30, 2004 and 2003 were $4,523,351, a decrease of $1,255,104, or 22%, from the same period in 2003. This decrease is primarily due to reasons described below:

         Commissions and clearing costs decreased $837,316, or 21%, to $3,108,009 from $3,945,325 for the comparable period in 2003, primarily due to the decrease in commissions and fees revenues during the three months ended September 30, 2004, partially offset by greater commissions incurred for the processing of securities transactions for registered representatives and the clearing costs associated with our market-making and trading activities, which commenced operations during the third quarter of 2003. The number of independent registered representatives processing securities transactions with us increased to 193 at September 30, 2004 from 185 at September 30, 2003, an increase of 8, or 4%. As a percentage, commissions and clearing costs accounted for 69% and 68% of total expenses for the three months ended September 30, 2004 and 2003, respectively.

         Employee compensation and benefit costs for the three months ended September 30, 2004 decreased $39,813, or 4%, to $943,537 from $983,350 for the comparable period in 2003, primarily due to the a decrease in the number of lower paid administrative and non-registered personnel, partially offset by the addition of higher paid personnel required to support our market-making and trading operations. At September 30, 2004, we employed 39 people compared to 52 people at June 30, 2003, a decrease of 25%.

         General and administrative expenses for the three months ended September 30, 2004 decreased $412,811, or 55%, to $339,022 from $751,833 for the comparable period in 2003. This decrease is primarily attributable to a reduction of $144,977 for non-cash charges incurred with respect to stock options and restricted stock granted to employees for services and a $542,771 decrease in professional fees, partially offset by a $48,000 increase in systems processing expenses, and a $18,000 increase in insurance costs. As a percentage of total expenses, general and administrative expenses were 7% and 13% for the three months ended September 30, 2004 and 2003, respectively.

         For the three months ended September 30, 2004, the Company reported net loss applicable to common stockholders of $331,640, or $.10 per basic and diluted share, as compared to a net loss applicable to common stockholders of $606,282, or $.12 per basic and diluted share for the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Total revenues for the nine months ended September 30, 2004 were $15,239,784, an increase of $2,719,459, or 22% over the same period in 2003. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the nine months ended September 30, 2004 decreased $479,945, or 4%, to $11,939,214 from $12,419,159 for comparable period in 2003, primarily due a change in business mix, market conditions, and business interruption due to weather related conditions, which affected all aspects of our business, and a decline in the revenues associated with lower trading volume of our discount securities business, partially offset by greater commissions derived from the processing of securities transactions for independent registered representatives who had not previously processed securities transactions with us. The number of independent representatives processing securities transactions with us increased to 193 at September 30, 2004 from 185 at September 30, 2003, an increase of 8, or 4%. Commission and fee revenues account for approximately 78% and 99% of total revenues reported for the nine months ended September 30, 2004 and 2003, respectively.

         We established our market-making and trading operations during the third quarter of 2003. Market-making and trading revenue accounted for $3,075,912, or 20%, of our total revenues for the nine months ended September 30, 2004.

         Total operating expenses for the nine months ended September 30, 2004 were $16,377,945, an increase of $2,194,342, or 15% over the same period in 2003. This increase is primarily due to reasons described below:

         Commissions and clearing costs increased $2,081,069, or 24%, to $10,934,260 from $8,853,191 for the comparable period in 2003, primarily due to greater commissions derived from the processing of more securities transactions for registered representatives and the clearing costs associated with our market-making and trading activities, which commenced operations during the third quarter of 2003, partially offset by the decrease in commissions and fees revenues during the nine months ended September 30, 2004. The number of independent registered representatives processing securities transactions with us increased to 193 at September 30, 2004 from 185 at September 30, 2003, an increase of 8, or 4%. As a percentage, commissions and clearing costs accounted for 67% and 62% of total expenses for the nine months ended September 30, 2004 and 2003, respectively.

         Employee compensation and benefit costs for the nine months ended September 30, 2004 increased $308,503, or 13%, to $2,758,475 from $2,449,972 for the comparable period in 2003, primarily due to the addition of higher paid personnel required to support our market-making and trading operations, partially offset by a decrease in the number of lower paid administrative and non-registered support personnel. At June 30, 2004, we employed 39 people compared to 52 people at September 30, 2003, a decrease of 25%.

         General and administrative expenses for the nine months ended September 30, 2004 decreased $403,440, or 15%, to $2,218,021 from $2,648,461 for the same period in 2003. This decrease is primarily due to a reduction of $70,000 in professional fees and a $774,000 reduction for non-cash charges incurred with respect to stock options and restricted stock granted to employees for services, partially offset by a $360,000 one-time charge for severance costs incurred in connection with the severance of our former chief executive officer. As a percentage of total expenses, general and administrative expenses were 14% and 19% for the nine months ended September 30, 2004 and 2003, respectively.

         For the nine months ended September 30, 2004, the Company reported net loss applicable to common stockholders of $1,158,411, or $.36 per basic and diluted share, as compared to a net loss applicable to common stockholders of $2,318,181, or $.48 per basic and diluted share for the same period in 2003. The 2003 net loss applicable to common stockholders included a loss from discontinued operations of $654,903, or $.14 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         At September 30, 2004, we had $1,621,755 in assets, 59% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers, which include interest bearing cash balances held with clearing brokers. Historically, we have financed our business primarily through cash generated by operations and follow-on private placements of stock and debt.

         Total stockholders' deficit increased $1,008,518 to a deficit of $1,809,701 at September 30, 2004, compared to a deficit of $801,183 at December 31, 2003, primarily due to our losses.

         Net cash used in continuing operations for the nine months ended September 30, 2004 was $479,868, and net cash used for continuing operations for the same period in 2003 was $1,456,617.

         Net cash provided by investing activities for the nine months ended September 30, 2004 was $10,589, attributable to $117,290 in proceeds from the sale of marketable securities, partially offset by $106,701 for the purchase of property and equipment. Net cash used in investing activities, for the purchase of property and equipment, was $33,348 for the same period in 2003. The furniture and equipment purchased in 2004 was acquired in connection with the relocation of the corporate offices to its current location.

         Net cash provided in financing activities was $135,978 for the nine months ended September 30, 2004. Financing activities include $72,089 of proceeds from the issuance of convertible notes (10%) due in December 2006 and proceeds from a short-term loan of $200,000 due March 31, 2005; also, in 2004, $136,000 was used to pay down the principal balance of two long-term notes issued in connection the sale of a discontinued subsidiary.

         Based on our current rate of cash outflows, we believe that our net cash of $59,982 at September 30, 2004 will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Management has implemented a plan, which it believes will return the Company to profitability; however, if our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

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

         Our revenues and financial instruments are denominated in U.S. dollars and we have not, to date, invested in derivative financial instruments or derivative commodity instruments. As of September 30, 2004, the Company's broker dealer subsidiary had no financial instruments in an inventory short position.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 17, 2004, Richard L. Goble and the Richard L. Goble First Revocable Trust filed suit against the Company in Case No. 04-CA-680-15-G, in the Circuit Court in and for Seminole County Florida. The lawsuit alleges that the Company has breached the terms and conditions of an outstanding unsecured note payable to the plaintiffs in the original principal amount of $400,000, which note requires monthly installments of $11,111, plus interest. Since March 1, 2004, the Company believes that it has paid the installments on this unsecured note by offsetting the installments against amounts owed to the Company by the plaintiffs and their affiliates. The plaintiffs seek a judgment for the full amount of the unpaid principal of the note, plus interest, litigation costs and expenses and attorneys' fees. The Company has filed an answer to the compliant that denies that the Company is in default under the terms and conditions of the note. This lawsuit has been consolidated with certain other pending litigation among the Company, the plaintiffs and their respective affiliates that was disclosed in the Company's Annual Report on Form 10-K/A filed for the year ended December 31, 2003. As of September 15, 2004, there has been no determination as to the outcome of this lawsuit.

         In addition, reference is made to our Annual Report on Form 10-K/A filed for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Item 1. - Legal Proceedings.

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

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the three months ended September 30, 2004:

         (i) The Company filed a Current Report on Form 8-K, dated July 25, 2004, with the Securities and Exchange Commission reporting an "Other Event" pursuant to Item 5, regarding the notification from the American Stock Exchange that the Company's plan for continued listing was accepted and the exemption was extended until November 18, 2004. In the same Form 8-K, the Company reported "Financial Statements, Pro Forma Financial Information and Exhibits" pursuant to Item 7, regarding the Company's press release relating to the American Stock Exchange continued listing exemption. No financial statements were filed with the current report on Form 8-K.

         (ii) The Company filed a Current Report on Form 8-K/A, Amendment No. 1, dated July 29, 2004, with the Securities and Exchange Commission reporting an "Other Event" pursuant to Item 8.01, regarding a typographical error contained in the original Item 5 "Other Event" disclosure on Form 8-K, dated July 25, 2004. This Amendment No. 1 corrects the date from "November 18, 2004" to "November 12, 2005" which is consistent with the Press Release dated July 29, 2004. In the same Form 8-K/A, the Company's reported "Financial Statements and Exhibits" pursuant to Item 9.01, regarding the Company's press release dated July 29, 2004, relating to the American Stock Exchange continued listing exemption. No financial statements were filed with this Current Report on Form 8-K/A.

         (iii) The Company filed a Current Report on Form 8-K dated August 20, 2004, with the Securities and Exchange Commission reporting "Financial Statements, Pro Forma Financial Information and Exhibits" pursuant to Item 7, regarding the Company's press release relating to the results of operations for the quarter ended June 30, 2004. In the same Form 8K, the Company reported "Results of Operations and Financial Condition" pursuant to Item 12, regarding the Company's press release relating to results of operations for the quarter ended June 30, 2004. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EMPIRE FINANCIAL HOLDING COMPANY


Date:  November 15, 2004                /s/ Donald A. Wojnowski Jr.
                                        ---------------------------
                                        Donald A. Wojnowski Jr.
                                        President
                                        (Principal Executive Officer)


Date:  November 15, 2004                /s/ Patrick E. Rodgers
                                        ----------------------
                                        Patrick E. Rodgers
                                        Chief Financial Officer
                                        (Principal Accounting Officer)