Form 10KSB
period 2004-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2005-04-06
CIK 1094320

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                          Commission File No.: 1-31292

                        EMPIRE FINANCIAL HOLDING COMPANY
                 (Name of small business issuer in its charter)

            Florida                                      56-3627212
  --------------------------------          ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

        West State Road 434
     Suite 100, Longwood, Florida                         32779
  --------------------------------------------      -----------------
   (Address of principal executive offices)            (Zip Code)

                                 (407) 774-1300
                          ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

        Title Of Each Class           Name Of Each Exchange On Which Registered
  Common Stock, $.01 Par Value                    American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its fiscal year ended December 31, 2004 were $21,596,110.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2005 computed by reference to the average bid and asked prices of registrant's common stock reported on the American Stock Exchange on such date was $1,450,077.

The number of shares of outstanding registrant's Common Stock, $01 par value per share, as of March 15, 2005 was 3,513,025.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----
  Item 1    Description of Business .......................................   1
  Item 2    Description of Property .......................................   9
  Item 3    Legal Proceedings .............................................  10
  Item 4    Submission of Matters to a Vote of Security Holders ...........  10

PART II
  Item 5    Market for Common Equity, Related Stockholder Matters and
            Small Business Issuers Purchases of Equity Securities .........  10
  Item 6    Management's Discussion and Analysis or Plan of Operation .....  12
  Item 7    Financial Statements ..........................................  21
  Item 8    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure ......................................  21
  Item 8A   Controls and Procedures .......................................  21
  Item 8B   Other Information .............................................  22

PART III
  Item 9    Directors and Executive Officers of the Registrant ............  22
  Item 10   Executive Compensation ........................................  22
  Item 11   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ....................  22
  Item 12   Certain Relationships and Related Transactions ................  22
  Item 13   Exhibits, List and Reports on Form 8-K ........................  22
  Item 14   Principal Accountant Fees and Services ........................  22

This Annual Report on Form 10-KSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this 10-KSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, the ability of the Company to continue as a going concern, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and our wholly-owned subsidiaries.

                                     PART I

Item 1.  Description of Business

General Overview

         Empire Financial Holding Company (referred to herein as "us," "we," or "our,") is a Florida based holding company that provides through its wholly owned subsidiaries, Empire Financial Group, Inc. ("Empire Financial") and Empire Investment Advisors, Inc. ("Empire Advisors"), a broad range of securities brokerage and asset management services to individual investors, independent registered representatives, unaffiliated broker dealers and institutional and wholesale customers.

         Empire Financial is a registered broker dealer and investment advisor licensed to provide a broad range of securities services to individual investors and institutions in all 50 states. Our home office is located in Longwood, Florida and provides support and administrative services to our discount and retail clients, our independent registered representatives and the unaffiliated broker dealers and institutions for whom we execute securities transactions.

Recent Developments

         On May 12, 2004, we received notification from the American Stock Exchange or "AMEX" that our company did not meet certain continued listing requirements, specifically the standard requiring the Company to maintain a minimum of $2,000,000 in stockholders' equity. On July 11, 2004, we submitted a plan to the AMEX that contemplated our meeting, among other things, the required minimum of $2,000,000 in stockholders' equity by November 12, 2005. Our plan was reviewed by the AMEX and we continue to remain listed on the AMEX. However, as of December 31, 2004, our stockholders' equity was a deficit of approximately $1,900,000.

         We cannot assure you that we will continue to satisfy other requirements necessary to remain listed on the AMEX or that the AMEX will not take additional actions to delist our common stock. If for any reason, our stock were to be delisted from the AMEX, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Upon any such delisting, our common stock would become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. As a result of these requirements, if our common stock were to become subject to the penny stock rules, it is likely that the price of our common stock would decline and that our stockholders would find it more difficult to sell their shares.

         On May 25, 2004, we received a notice, commonly referred to as a Wells notice, from the U.S. Securities and Exchange Commission or "SEC" indicating that the staff of the commission intended to recommend to the commission the commencement of an enforcement action against us for our role in the trading of mutual fund shares on behalf of our clients. As of this time, we cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

         At December 31, 2004, Empire Financial had negative net capital of approximately $600,000 (calculated in accordance with the applicable SEC regulations), which was approximately $1,600,000 below the amount of required net capital. This deficiency resulted in a net capital violation as of December 31, 2004. When we became aware of the deficiency on February 4, 2005 and the resulting violation, we elected to temporarily cease Empire Financial's operations until additional capital was infused into Empire Financial to meet the net capital requirements. In addition, we prepared financial statements without recording trading securities and related unrealized gains and/or losses applicable to its market-making activities during the year. See Note 11 to our consolidated financial statements.

         On March 8, 2005, we entered into a stock purchase agreement with EFH Partners, Inc., a recently formed Delaware limited liability company, pursuant to which we agreed to sell to the purchaser shares of convertible preferred stock with a stated value of $700,000, in exchange for $500,000 of cash and cancellation of a $200,000 note previously issued by us to an affiliate of the purchaser. The preferred stock is convertible into shares of our common stock at $.60 per share. In addition to the issuance of the preferred stock, we will receive at closing a loan from the purchaser in the amount of $250,000. Concurrent with these transactions, we will also be granting to the purchaser an option to acquire an additional 1,666,666 shares of our common shares at an exercise price of $.60 per share. The option will expire in two years from the closing, unless accelerated as provided in the option.

         In addition, the stock purchase agreement provides that at the closing
(a) the purchaser will have the right to designate three of our directors who must be reasonably acceptable to us, two of whom must be independent directors, and (b) Bradley Gordon and John J. Tsucalas will resign as directors of our company.

         On March 8, 2005, we also entered into a stock exchange agreement with Kevin M. Gagne and a trust controlled by Kevin M. Gagne, pursuant to which Gagne has agreed to exchange (a) 10,000 shares of our Series A Preferred Stock owned by Gagne, (b) certain outstanding debt owed to Gagne by us in the approximate amount of $240,000 and (c) our remaining severance obligations owed to Gagne, all in exchange for our issuing to Gagne shares of convertible preferred stock with a stated value of $800,000. The preferred stock is convertible into shares of our common stock at $2.00 per share. We have also agreed to pay to Gagne $150,000 no later than June 30, 2007 and to repay at the closing a note owed to Gagne by us in the principal amount of $100,000.

         In addition, on March 8, 2005, Gagne and the purchaser entered into a stock purchase and option agreement, pursuant to which, for an undisclosed amount, the purchaser will acquire from Gagne 500,000 shares of our common stock and an option to purchase an additional 1,050,000 shares of our common stock from Gagne. The option will expire on various dates from 24 to 42 months after the closing, unless accelerated as provided in the option, and will have exercise prices ranging from $1.25 to $2.25 per share. Gagne has also agreed to deliver to the purchaser at the closing, irrevocable proxies covering the shares subject to the option, which will permit the Purchaser to vote these shares on all matters, except that without the approval of Gagne, these shares may not be voted in favor of (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of our shares of common stock available under any existing employee stock option plan.

         Upon the closing of these transactions, the purchaser may be deemed to control us.

         The closing of each of the agreements described above is subject to numerous closing conditions, including, without limitation, the closing of the other agreements described above and the receipt of any applicable regulatory approvals. There is no assurance that any of the transactions described above will be consummated.

Our Company

         Our principal executive offices are located at 2170 West State Road 434, Suite 100, Longwood, Florida 32779, and our telephone number is 1-800-569-3337. Our shares are listed on the American Stock Exchange and quoted under the symbol "EFH" and began trading in April of 2002. Our website is located at www.empirenow.com. Information contained in or connected to our web site is not part of this report. Our periodic filings are available on our website or can be requested directly from us for those persons that make a request in writing (Attn: Investor Relations) or by e-mail (investorrelations@empirenow.com), and we will provide free of charge our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings.

Brokerage And Investment Advisory Business

         We provide financial brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. Approximately 75 % of our 2004 revenues and approximately 93% of our 2003 revenues were derived from commissions and fees generated in connection with our retail financial brokerage services. Our retail customers may place their securities orders online through our secure website located at www.empirenow.com or via telephone by calling our retail trading desk at 1-877-569-3337. We charge our customers an agreed upon brokerage commission. Our online retail trading commission's start at $8.99 per trade and our broker assisted trades start at $24.99 per trade.

         As of March 15, 2005, we provided back office and administrative functions for approximately 212 independent registered representatives. Our independent registered representatives process securities transactions through us. For a fee and a participation in their revenues, we provide these representatives with back office support, client statements and reports, branch office regulatory compliance support and advisory services. These representatives typically pay all of their office and marketing expenses.

         We also offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary, Empire Advisors. These services are delivered through a platform that utilizes a variety of independent third party providers. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2004, the annual fee was equal to approximately 140 basis points times the assets under management.

Brokerage Services

         Full Service Retail Brokerage Services

         We also service retail customers through our capital management division, which services a nationwide network of independent registered representatives. The representatives provide their own offices and utilize our execution, market making and web-based services to provide access to investments to their client base. We receive a percentage of the revenue generated by the representatives in exchange for providing back office support. As of March 15, 2005, we had approximately 29 fully independent branch offices, which we refer to as Offices of Supervisory Jurisdiction, or OSJ's, providing these services.

         We recruit experienced and productive independent financial advisors by offering them an attractive compensation package and the independence of owning and operating their own branch office. Generally, each branch office pays substantially all costs associated with establishing and operating the branch in return for a relatively high portion of gross commission revenue. We provide regulatory, compliance and other support services to the branch office financial advisors. This program allows expansion of brokerage operations with relatively minimal capital outlay.

         We offer a comprehensive line of brokerage services to our independent representatives, including

            o  United States and foreign equities
            o  United States government securities
            o  Municipal securities
            o  Mutual funds
            o  Variable annuity and variable life insurance products,
            o  Fixed annuities general insurance products
            o  Portfolio planning and management
            o  Money market funds
            o  Clearing services through our thirds party clearing arrangements
            o  Client and branch management systems and services

         Market making and order execution services

         Our market making and execution services involve filling orders to purchase or sell securities received from our retail brokerage clients or unaffiliated broker dealers on behalf of their retail and institutional customers. We typically act as principal in these transactions and derive our net trading revenues from trading profits derived from the difference between the price paid when a security is bought and the price received when that security is sold. Therefore, we seek to take advantage of daily stock price fluctuations to maximize our revenues. We typically do not receive a fee or commission for providing order execution services. Approximately 23% of our revenues for the year ended December 31, 2004 and 6% of our revenues for the year ended December 31, 2003 were derived from these services.

         We provide market making and execution services for unaffiliated broker dealers. Our trade execution systems allow us to receive orders telephonically or electronically. Our services consist of filling orders received from independent broker dealers to buy securities or sell securities in domestic or foreign securities. As a market maker, we offer to buy shares from, or sell shares to, broker dealers. We display the prices at which we are willing to buy and sell these securities and adjust our prices in response to market conditions. We commit our own capital and derive revenue from the difference between the prices at which we buy and sell shares. We typically do not receive a fee or commission for providing order execution services. Our trading revenues are dependent on our ability to take advantage of daily stock price fluctuations. Thus, we must be able to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to increase our revenues and manage risk better. We utilize state of the art industry standard execution and compliance systems to manage our risk and seamlessly process transactions with unaffiliated broker dealers. We maintain strict inventory management procedures and seek to reduce our exposure from market volatility.

Discount Retail Brokerage

         We provide discount securities brokerage services to retail investors including both individuals and small to mid-sized institutions such as hedge funds, money managers, mutual funds and pension funds. We charge our customers an agreed upon brokerage commission. Our online retail trading commissions are priced at $8.99 per trade for limit or market orders and our broker assisted trades are priced at $24.99 per trade. Our client support representatives are available from 8:00 a.m. to 6:00 p.m. Eastern Time. Our services allow for after hours trading.

         Customers can directly place orders to buy and sell listed securities as well as equity and index options, through our Internet based order processing system or through a broker assisted transaction using one of our registered client support personnel. We support a range of order types, including market orders, limit orders (good-till-cancelled or day), stop orders and short sales. Our system automatically checks the parameters of an order, together with the customer's buying power and positions held, prior to executing an order.

         Our retail brokerage services are readily accessible to our brokerage customers through two gateways:

         o Internet Access. Customers using personal computers can access our brokerage services through the Internet. Our website, www.empirenow.com, combines an easy-to-use interface with the trading capabilities and financial content that experienced investors demand. We have designed our website to appeal to a broad range of retail investors, from novice to more sophisticated investors, particularly those seeking competitively priced online services. We intend to continually review the features of our website and our pricing of services to position ourselves as a high value/low cost provider.

         o Voice Telephone. We provide customers with a toll-free number to access our brokers and other client support representatives. We also provide our clients with direct access to our registered representatives through our client support desk to allow them to execute trades other than online. Our brokers are committed to using their trading desks to obtain for our clients the fastest execution of their order at the best possible price at the time the order is given. As of December 31, 2004, our retail client support division consisted of 22 employees, of which 5 are registered representatives and principals.

Investment Advisory Services

         We offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiary, Empire Advisors. These services are delivered through a platform that uses a variety of independent third party providers. We believe these services enable us to establish more comprehensive relationships with our customers. The investment advisory services we provide include:

         o investment portfolio planning with recommendations on asset allocations based on customers risk tolerances and long term needs;
         o recommendations and separate account manager and mutual fund research and due diligence.
         o  portfolio performance review and reallocation.
         o  All inclusive wrap accounts for registered investment advisors

These services are provided via an all-inclusive fee based on assets under management. As of December 31, 2004, the average fee being charged was approximately 140 basis points per annum of the value of our customer's managed assets. Empire Advisors is registered as an investment adviser in all 50 states under the Investment Company Act of 1940.

         Our investment advisory services provide a competitive advantage to our capital management division. The independent registered representatives of this division can offer the product and services of Empire Advisors to their retail clients upon affiliating with Empire Advisors allowing them to compete with bank and trust companies in offering investment advisory services to high net worth clients.

Ancillary Retail Brokerage Services

We offer the following ancillary services:

                  Market Data and Financial Information. We continually receive a direct line, or feed, of detailed quote data, market information and news. Our retail customers can create their own personal watch list of stocks and options for quick access to current pricing information. We provide our customers with access to various real-time quotes services.

                  Portfolio Tracking and Records Management. Customers have online access to a listing of all their portfolio assets held with us, cost basis (if purchased through us), current price and current market value. The system offers the ability to transfer data to popular software programs such as Microsoft Money and Quicken to allow our customers to calculate unrealized profits and losses for each asset held in addition to the many other features these programs may offer. Online account holders may elect to receive electronic confirmations and detailed monthly statements. All clients receive printed confirmations and statement unless they elect electronic. Our clearing firm provides for the transmittal of proxy, annual report and tender offer materials to our customers.

                  Cash Management Services. Customer dividends, interest, sales proceeds and deposits are credited to customer accounts. We also provide cash management services to our customers. For example, funds not invested in securities earn interest in a credit interest program or can be invested in money market funds. In addition, we provide checking services and debit cards for our customer accounts through a commercial bank.

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

Business Strategy

         We plan to increase our brand recognition to attract new retail customers. We plan to continue to build market awareness, educate the investing public about our services and broaden and enhance brand name recognition and loyalty. We actively pursue additional alliances with various companies to increase trading volume and operational efficiencies, to further enhance name recognition and to diversify our income stream. In addition, we examine new ways to provide additional products and services to our current clients, as well as new clients. We may also market our services through, among other things, television, direct-response advertising, advertising on our own and other websites, a public relations program and live seminars.

Competition

         The market for brokerage services is extremely competitive. This competition is expected to continue to grow in the future. Major competitors include Knight Trading Group, Inc., Charles Schwab & Co. Inc., E*Trade Group, Inc., TD Waterhouse Group, Inc., Ameritrade Holding Corporation, Linsco Private Ledger, Raymond James Financial Services, Inc. and Fidelity Brokerage Services, Inc. We believe that the major competitive factors for brokerage services include cost, service, quality, ease of use and customer satisfaction.

         We provide market making and execution services for equity securities to unaffiliated broker dealers. The market for these services is rapidly evolving and intensely competitive. We expect competition to continue to intensify in the future. We compete primarily with wholesale, national and regional broker dealers and trade execution firms such as Knight Trading Group, Inc., as well as electronic communications networks, which provide a direct trading venue to institutional and retail investors. We compete primarily on the basis of execution quality, customer service and technology.

         Our competitors generally have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Our competitors also have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

Technology

         We believe our use of traditional and proprietary systems and software allow us to maintain low fixed processing and labor costs in our retail and market making businesses. We utilize direct and Internet-based order systems that link our retail, broker dealer and institutional customers to our back office and market making services. Our systems allow us to process and reconcile transactions more effectively by maximizing the use of our execution and clearing services in trade orders we receive.

         We utilize third party technology vendors, employees, local consultants to support our technology efforts. We continually evaluate our systems. We will either outsource software or technology development or use third party packages when we deem it more cost effective than building the technology.

Government Regulation

      Broker Dealer Regulation

         The securities industry is subject to extensive regulation under federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our subsidiary, Empire Financial, is a broker dealer registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. Securities professionals associated with a broker-dealer also are subject to registration and supervision by the NASD. The NASD has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

         We are also subject to regulation under state law. Empire Financial is registered as a broker dealer in all 50 states and in Puerto Rico. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker dealers that exceed those imposed under federal law. This amendment, however, does not preclude the states from imposing registration requirements on broker dealers that operate within their jurisdiction, from sanctioning these broker dealers for engaging in misconduct or from supervising associated persons that operate within a state.

      Net Capital Requirements; Liquidity

         As a registered broker dealer and a member of the NASD, Empire Financial is subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of a broker dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

         Empire Financial is a member of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

      Investment Company Act

         Our subsidiary, Empire Advisers, is registered with the SEC as an investment adviser under the Investment Company Act of 1940. Registration by the SEC does not represent an endorsement of Empire Advisers by the SEC. Empire Advisers. must comply with rules that govern the way it conducts its business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As an investment adviser, Empire Advisers is a fiduciary for its clients, and must act with loyalty and care in the performance of its duties.

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

         Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as other taxes and personal privacy is uncertain and may take years to resolve. As our services are available over the Internet in multiple states and foreign countries, and as we have numerous clients residing in these states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country.

Employees

         As of March 15, 2005, we had 36 full-time employees and 212 independent contractors. Of these, there were 8 employees in management, 16 employees providing operation and client support for our retail and order execution services, and 15 employees providing order execution and market making services to our correspondents and retail client base. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

Item 2.  Description of Property

         Our principal executive offices are located in approximately 8,000 square feet of office space at 2170 West State Road 434, Suite 100, Longwood, Florida 32779. These offices are leased pursuant to a lease which expires on February 28, 2010 and provides for an average rent of approximately $11,608 per month, plus sales and property taxes.

         As of March 15, 2005, we had approximately 31 fully independent branch offices throughout the United States. We do not have lease agreements for our branch offices or any direct financial commitment. The rent for these facilities is an obligation of the independent contractors who are located in each of them.

Item 3.  Legal Proceedings

         On October 17, 2003, we received the first of a series of subpoenas issued by the SEC in an investigation entitled In re Certain Mutual Fund Trading Practices, File No. NY-7220. The investigation seeks information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices in connection with the trading of mutual funds shares in violation of the federal securities laws, including enabling or permitting preferred customers to engage in late trading or market timing of mutual fund shares, among other things. The New York Attorney General is also conducting a similar investigation. We are fully cooperating with the SEC and the New York Attorney General in their investigations.

         On May 25, 2004, we received a notice, commonly referred to as a Wells notice, from the SEC indicating that the staff of the commission intended to recommend to the commission the commencement of an enforcement action against us for our role in the trading of mutual fund shares on behalf of our clients. As of this time, we cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

         Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. In the ordinary course of business, we and our principals are, and may become a party to additional legal or regulatory proceedings or arbitrations. We are not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases Of Equity Securities

         Market Prices. Our common stock began trading on the AMEX on April 9, 2002, under the symbol "EFH". Set forth below is high and low price information for the common stock as reported on the AMEX for each period presented.

             2003                   High Sales Price            Low Sales Price
             ----                   ----------------            ---------------
       First Quarter                    $1.30                      $  .89
       Second Quarter                    1.85                         .92
       Third Quarter                     1.80                        1.35
       Fourth Quarter                    1.80                        1.10

             2004                   High Sales Price            Low Sales Price
             ----                   ----------------            ---------------
       First Quarter                    $1.75                      $ 1.15
       Second Quarter                    2.10                         .96
       Third Quarter                     1.15                         .65
       Fourth Quarter                    1.30                         .65

             2005                   High Sales Price            Low Sales Price
             ----                   ----------------            ---------------
       First Quarter
       (through March 15)               $1.14                      $  .70

As of March 15, 2005, there were 348 holders of record of our common stock, $.01 par value per share.

         Dividend Information. We have not paid any dividends to our shareholders since January 1, 2003. We do not anticipate paying any dividends in the foreseeable future. We intend to retain earnings to finance the development and expansion of our business. Payment of dividends in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition.

         Equity Compensation Plan. The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
        Plan Category              outstanding options,         options, Warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))

                                            (a)                          (b)                           (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders              765,000                       $1.51                      1,235,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not                -                            -                            -
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                     765,000                       $1.51                      1,235,000
                                          =======                        ====                      =========

         Stock Transactions. During the year ended December 31, 2004, we undertook a transaction that resulted in our obtaining 21,925 shares of our common stock. We did not pay any cash for obtaining this stock and it was subsequently cancelled.

         During 2004, in a series of unrelated transactions we issued 65,500 shares of our common stock to nine of our employees and we issued 200,000 shares of our common stock to a company with which we have a business relationship. We did not receive any cash compensation in connection with these transactions.

         During December 2004, we sold to two of our employees for $75,000 in cash an aggregate of 75,000 shares of our common stock, together with warrants to purchase 75,000 shares of common stock at an exercise price of $1.50 per share.

         Each of the foregoing stock transactions did not involve any public offering and we did not engage an underwriter to assist us with these stock transactions. These stock transactions were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Introduction

         We were incorporated in Florida during February 2000. Our business is conducted entirely through our wholly owned subsidiaries, Empire Financial and Empire Advisors. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

         Empire Financial is our financial brokerage services subsidiary providing brokerage services directly to discount and full service retail and institutional customers. We provide independent registered representatives and advisors and back office compliance and administrative services. Our retail customers can place their securities orders online through our secure website located at www.empirenow.com, over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing order execution services.

         Additionally through Empire Advisors, we offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers. These services are web-based and are delivered through a platform that combines a variety of independent third party providers. Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2004, the annual fee was equal to approximately 140 basis points times the assets under management.

Going Concern

         Our consolidated financial statements appearing elsewhere in this annual report have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, we incurred losses from continuing operations in the amount of $1,571,570 and $1,871,348, during the years ended December 31, 2004 and 2003, respectively, and have a stockholders' deficit of $1,897,607 as of December 31, 2004. In addition, we currently have uncertainties in connection with regulatory investigations described above. Depending on the result of these uncertainties, we may not continue as a going concern. See Note 3 of our notes to consolidated financial statements. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage industry. Our consolidated balance sheet is not separated into current and noncurrent assets and liabilities. Certain financial assets, such as trading securities are carried at fair market value on our consolidated statements of financial condition while other assets are carried at historic values.

Accounting for Contingencies

         We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.

Use of Estimates

         Note 2 to our consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements for the periods presented. We believe that of our significant accounting policies are based on estimates and assumptions that require complex, subjective judgments which can materially impact reported results.

Market-Making Activities

         Securities owned and securities sold, not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Sources And Description Of Revenues

         Commissions and Fees. Approximately 75% of our 2004 revenues and approximately 93% of our 2003 revenues consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. The significant growth in our daily average trading volumes in the U.S. and major global equities markets, combined with our introduction of online trading services, has increased our trading volume.

         Equities Market-Making Trading Revenues, Net. Approximately 23% of our 2004 revenues and approximately 6% of our 2003 revenues consist of equities market-making trading revenues, net. Equities market-making trading revenues are generated from the difference between the price we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our equities market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

Description Of Operating Expenses

         Employee Compensation and Benefits. Employee compensation and benefits, which include salaries and wages, incentive compensation and related employee benefits and taxes, are our largest operating expenses, accounting for approximately 20% of our expenses during 2004 and approximately 16% of our expenses during 2003. Our registered representatives, who make up approximately 59% of our employees, are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

         Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 61% of our 2004 expenses and approximately 67% of our 2003 expenses consisted of commissions and clearing costs.

         General and Administrative. Our general and administrative expenses consist primarily of legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses and other similar operating expenses, and accounted for approximately 14% of our expenses for 2004 and 2003.

Results Of Operations - December 31, 2004 Compared With December 31, 2003

         Sources and Description of Revenues. Total revenues for the year ended December 31, 2004 increased $4,196,069 or 24%, to $21,596,110 from $17,400,041 reported for the year ended December 31, 2003. Trading revenues from equities and market-making activities accounted for $3,999,155, or 95% of the $4,196,069 increase in total revenues. The increase in total revenues is primarily due to the reasons described below.

         Commission and fees revenue increased $14,376 to $16,154,705 from $16,140,329 in 2003, primarily due to greater commissions derived from the processing of security transactions for independent registered representatives who had not previously processed transactions with us, partially offset by a decline in revenues associated with lower trading volume of our discount business, a change in business mix, market conditions, and business interruption due to weather related conditions in the third quarter of 2004. Commissions and fees revenues accounted for 75% and 93% of total revenues for the years ended December 31, 2004 and 2003, respectively.

         We established our market-making and trading operations during the third quarter of 2003. Market-making and trading revenues accounted for $5,063,633, or 23% of our total revenues in 2004.

         Description Of Operating Expenses. Total operating expenses in 2004 increased $3,896,291, or 20%, to $23,167,680 from $19,271,389 in 2003, primarily due to reasons described below.

         Commissions and clearing costs in 2004 increased $1,200,792, or 9%, to $14,181,613 from $12,980,821 in 2003. This increase is primarily due to greater commissions derived from the processing of securities transactions for registered representatives and the clearing costs associated with our market-making and trading activities, which commenced operations during the third quarter of 2003. As a percentage, commissions and clearing costs accounted for 61% and 67% of total expenses for the years ended December 31, 2004 and 2003, respectively.

         Employee compensation and benefits in 2004 increased $1,613,328, or 53%, to $4,667,564 from $3,054,236 in 2003. This increase is primarily due to the addition of higher paid personnel required to support our market-making and trading operations, partially offset by a decrease in the number of lower paid administrative and non-registered support personnel.

         General and administrative expenses in 2004 increased $526,869 or 19%, to $3,316,531 from $2,789,662 in 2003. This increase is primarily attributable to $10,300 increase in travel costs, a $221,200 increase in insurance costs, a $39,000 increase in moving expenses, a $41,900 increase in contributions, and a $360,000 one-time charge for severance costs incurred in connection with the severance of our former chief executive officer, and an increase in other general and administrative expense, partially offset by a $40,600 decrease in amortization expense and a $963,000 decrease in professional and legal fees. As a percentage of total expenses, general and administrative expenses were 14% for each of the years ended December 31, 2004 and 2003.

         For the year ended December 31, 2004, we reported a net loss applicable to common shareholders of $1,599,695, or $0.50 per basic and diluted share, as compared to a net loss applicable to common shareholders of $3,084,009, or $.67 per basic and diluted share for the year ended December 31, 2003.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from broker dealers and clearing brokers arising from customer-related securities transactions.

         As of December 31, 2004, we had $4,984,618 in assets, 93% of which consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with clearing brokers. Historically, we have financed our business primarily through cash generated by operations, as well as proceeds from our initial public offering and follow-on private placements of stock and debt offerings.

         Net cash used in continuing operations during 2004 and 2003 was $349,403 and $1,281,487, respectively.

         Net cash provided by financing activities was $344,311 in 2004, as compared to $558,167 provided in 2003. Financing activities in 2004 include $72,089 of proceeds from the issuance of convertible notes (10%) due December 31, 2006, $300,000 in proceeds from the issuance of short-term notes, $150,000 from the sale of common stock and the issuance of warrants. Also, in 2004, $166,667 was used to pay down the principal balance of a long-term notes to related parties, and $11,111 was used to pay down the principal balance of a long-term note.

         Based on our current rate of cash outflows, we believe that our net cash of $43,880 at December 31, 2004 will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Management has implemented a plan, which it believes will return us to profitability; however, if our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

Net Capital Requirements

         Our broker dealer subsidiary, Empire Financial, is subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At December 31, 2004, Empire Financial had negative net capital of approximately $600,000 (calculated in accordance with the applicable SEC regulations), which was approximately $1,600,000 below the amount of required net capital. This deficiency resulted in a net capital violation as of December 31, 2004. When we became aware of the deficiency on February 4, 2005 and the resulting violation, we elected to temporarily cease Empire Financial's operations until additional capital was infused into Empire Financial to meet the net capital requirements. In addition, we prepared financial statements without recording trading securities and related unrealized gains and/or losses applicable to its market-making activities during the year. See Note 11 to our consolidated financial statements.

         Our ratio of aggregate indebtedness to net capital was (738)% to 1. We claim exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis. Net capital positions of Empire Financial are as follows:

                                                    December 31,    December 31,
                                                        2004            2003
                                                    ------------    ------------
Empire Financial Group, Inc.:
     Net capital                                    $  (602,174)     $ 313,522
     Required net capital                             1,000,000        250,000
     Excess (deficit) net capital                   $(1,602,174)     $  63,552
     Ratio of aggregated indebtedness
       to net capital                                (738) to 1      2.80 to 1

Accounting Pronouncements

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We adopted this Interpretation on July 1, 2003 and did not have an effect on the consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB'S proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement was effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have any impact on our financial position or the results of its operations.

         In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104"), rescinded the accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. Our adoption of SAB 104 did not have any impact on its consolidated financial statements.

         In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain
Investments"("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. Our adoption of the requirements did not have a significant impact on our disclosures.

         In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14). EITF 002-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did have a significant impact on our consolidated financial statements.

         On December 16, 2004, the FASB issued Statement No. 123R, "Share-Based Payment" which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for interim or annual periods beginning after December 15, 2005.

         Effective with our quarter ending March 31, 2006, SFAS No 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should we issue options to its employees or non-employee directors. We are in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.

Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

         Listed below is a tabular representation of our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP as of December 31, 2004.

                                                         Payment due by period
                                              ---------------------------------------------
                                              Less than                           More than
 Contractual Obligations            Total      1 year     1-3 years   3-5 years    5 years
 ---------------------------     ----------   ---------   ---------   ---------   ---------
 Long-Term Debt Obligations      $1,151,179   $ 555,556   $ 596,163       --          --

 Capital Lease Obligations            --          --          --          --          --

 Operating Lease Obligations     $  728,589   $ 135,817   $ 275,900   $ 289,340   $ 24,532

 Purchase Obligations
 Other Long-Term Liabilities
 Reflected on the Registrant's        --          --          --          --          --
 Balance Sheet under GAAP

Factors Affecting Our Operations, Business Prospects And Market Price Of Stock

         We May Not Achieve Profitability or Continue as a Going Concern. We have incurred significant operating losses during 2004 and 2003 and experienced a significant decline in our net worth during 2004. Our operating losses during 2003 were $1,871,348 (plus an additional loss in the amount of $1,212,661 from our discontinued operations) and during 2004 were $1,571,570. Our stockholders' deficit decreased from $801,183 as of December 31, 2003 to $1,897,607 as of December 31, 2004.

         Also, we are subject to pending federal and state investigations relating to our role in the trading of mutual fund shares on behalf of our clients. As of this time, we cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer. These factors raise substantial doubt about our ability to continue as a going concern.

         Our continued existence is dependent upon our ability to return to profitability and to generate cash either from operations or from new financings. We have implemented a plan, which we believe will return us to profitability. We continue to expand our market making and order execution services through increased marketing to independent third party broker dealers and investment advisors. We have entered into certain agreements described above, which if consummated, will change our ownership and bring in additional equity and loan proceeds. We believe that this change of ownership will also allow us to obtain additional equity funds and to further expand our core businesses. However, there is no assurance that we will achieve profitability or be able to generate cash from either operations of from debt or equity financings. Therefore, we may not be able to continue as a going concern, which would substantially destroy our stockholders' investments in our business.

         We Are Subject to Securities Regulation and Failure to Comply Could Subject Us to Penalties or Sanctions That Could Harm Our Business. Our business is subject to federal and state laws regulating the securities industry. In addition, the SEC, the NASD and other self-regulatory organizations, as well as the various stock exchanges and state securities commissions, require strict compliance with their rules and regulations. Broker dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

         In particular, we are currently the subject of pending federal and state investigations relating to our to our role in the trading of mutual fund shares on behalf of our clients. As of this time, we cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

         Failure to comply, and disputes concerning compliance with, any of these laws, rules or regulations could result in substantial expenses for us as well as censure, fines, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

         Failure to Comply with Net Capital Requirements Could Subject Us to Suspension or Revocation of Our Broker Dealer Registration By the SEC or Expulsion by the NASD. Our subsidiary, Empire Financial, is subject to stringent rules promulgated by the SEC, the NASD and various other regulatory agencies with respect to the maintenance of specific levels of net capital by securities brokers. In February 2005, we discovered that Empire Financial was not in compliance with these net capital rules, which resulted in the cessation of Empire Financial's trading operations for 11 days. Failure to maintain the required net capital may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD or other regulatory bodies and ultimately could require our liquidation. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations.

         We May Be Delisted from the American Stock Exchange Which Would Reduce Our Stockholder Liquidity. The rules of the American Stock Exchange provide that the AMEX may delist securities of a company which has stockholders' equity of less than $2,000,000, if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We have incurred significant operating losses during fiscal years 2004 and 2003. Additionally, our stockholders' deficit as of December 31, 2004 was $1,897,607. As a result, the AMEX may delist our securities, but has advised us that we have until November 12, 2005 to increase our stockholders' equity to more than $2,000,000. If our common stock is not listed on the AMEX it may be more difficult for our stockholders to trade our stock.

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

         Our Revenues Could Be Reduced Significantly Due to Market Price Fluctuations. Our order execution services involve the purchase and sale of securities predominantly as principal, instead of buying and selling securities as an agent for our customers. As a result, we may own securities or may be required to buy or sell securities to complete customer transactions. During the period that we own the securities or may be required to buy or sell securities, market prices could fluctuate significantly which could result in lost revenues to us and adversely affect our profitability.

         A Reduction in Our Commission Rates Could Adversely Affect Our Revenues and Profitability. Intense competition from existing and new brokerage services may harm our business. The market for online brokerage services is intensely competitive. We expect competition to continue and intensify in the future. Discount brokerage firms may continue to reduce their commission rates in an effort to offer the lowest transaction costs to investors. Because many of our competitors have significantly greater financial, technical, marketing and other resources, offer a wider range of products and services and have more extensive client bases than we do, they may be able to respond more quickly to new or changing opportunities, technologies and client requirements than us. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than us. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. Many of these firms have greater transaction volume and offer a wider range of services than we do, which allows them to compensate for lower commission rates. Our commission fees for online trading start at $8.99 per trade.

         Our Independent Registered Representatives Could Leave or Affiliate with a Competitor. The independent registered representatives can terminate their relationship with us on little or no notice and could associate with another broker dealer. The independent registered representatives can transfer their client accounts which could adversely affect our revenues.

         Since Kevin M. Gagne Owns Most of Our Common Stock and Controls Us, Minority Shareholders Will Have Little Say in Our Direction. Kevin M. Gagne beneficially owns approximately 66% of our common stock. Accordingly, Mr. Gagne controls us and has the power to, among other matters, elect all directors, increase our authorized capital stock or cause us to dissolve, merge or sell our assets. In March 2004, EFH Partners, LLC, Mr. Gagne and us entered into a series of agreements that are described above, which, if consummated, may result in EFH Partners, LLC. to be deemed to control us. There is no assurance that any of the transactions contemplated by these agreements will be consummated.

         Failure to Qualify as a Foreign Corporation Could Result in the Imposition of Taxes and Penalties That Would Increase Our Costs. Our subsidiary, Empire Financial, is currently registered as a broker dealer in all 50 states as well as Puerto Rico, but is qualified to do business as a foreign corporation in only a few states. Because our services are available over the Internet and we have customers in many states, we and/or any of our subsidiaries may be required to qualify as a foreign corporation. If we fail to qualify as a foreign corporation in states that may require such qualifications, we may be penalized.

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

         Heavy system traffic during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our computer systems, those of our vendors, or any other systems in the trading process (e.g., online service providers, record keeping and data processing functions performed by third parties) could cause clients to suffer delays in trading. These delays could cause substantial losses for our clients and could subject us to claims from clients for losses, including litigation claiming fraud or negligence. Our computer systems are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or computer viruses.

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

         We Rely on Relatively Few Key Personnel to Provide Critical Management Functions. If one or more of such individuals leave us, our ability to manage our operations may be impeded and our business could be adversely impacted.

Item 7.  Financial Statements

         The consolidated financial statements of Empire Financial Holding Company, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Annual Report on Form 10-KSB and immediately follow the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures

         Management, including our President and Chief Financial Officer, evaluated our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004. These officers have concluded that, based on these evaluations, these disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this period report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

         None.

                                    PART III

Items 9, 10, 11, 12 and 14

         Part III (Items 9 through 12 and Item 14) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 that involves the election of directors. If for any reason such a statement is not filed within such a period, this annual report will be appropriately amended.

Item 13. Exhibits, Lists and Reports on Form 8-K.

         (a) Exhibits:

 Exhibit No.                 Description of Exhibit
 -----------                 ----------------------

 3.1      Articles of Incorporation of Empire Financial Holding Company (1)

 3.2      Bylaws of Empire Financial Holding Company(1)

 3.3 Amendment to Sections 3.9 and 4.16 of Bylaws of Empire Financial Holding Company(2)

 4.1 Form of Underwriter's Warrant Agreement, including form of Warrant Certificate(1)

 4.2      Form of Common Stock Certificate(1)

 4.3 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Empire Financial Holding Company(4)

 10.1     Amended and Restated 2000 Incentive Compensation Plan(5)

 10.2     Severance Agreement between Empire Financial Holding Company and Kevin
          M. Gagne(7)

 10.3 Employment Agreement between Empire Financial Holding Company and Patrick E. Rodgers(5)

 10.4 Employment Agreement between Empire Financial Holding Company and Donald A. Wojnowski Jr.(5)

 10.5 Lease between Empire Financial Holding Company and Emerson Investments International, Inc., relating to the lease of the Registrant's principal executive offices(5)

 10.6 Form of Indemnification Agreement between Empire Financial Holding Company and each of its irectors and executive officers(1)

 10.7 Mutual Release between Empire Financial Holding Company, Richard L. Goble, the Richard L. Goble First Revocable Trust, Henry N. Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John J. Tsucalas(3)

 10.8 Stock Purchase Agreement between the Gagne First Revocable Trust, Kevin M. Gagne and Richard L. Goble(3)

 10.9 Promissory Note in the principal amount of $500,000, executed by Empire Financial Holding Company in favor of Kevin M. Gagne and the Gagne First Revocable Trust(3)

 10.10 Fully Disclosed Clearing Agreement by and between Penson Financial Services, Inc. and Empire Financial Group, Inc.(5)

 10.11 Stock Purchase Agreement, dated March 8, 2005, between Empire Financial Holding Company and EFH Partners, LLC.(6)

 10.12 Stock Exchange Agreement, dated March 8, 2005, between Empire Financial Holding Company, Kevin M. Gagne and the Gagne First Revocable Trust.(6)

 14.1     Code of Ethical Conduct(5)

 21.1     Subsidiaries of Empire Financial Holding Company(5)

 31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended

 31.2 Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended

 32.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

 32.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
_____________________________

(1) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Registration Statement on Form S-1, Registration No. 333-86365.

(2) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(3) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated October 17, 2003.

(4) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated October 17, 2003.

(5) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(6) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 8, 2005.

(7) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated June 25, 2004.

         (b) Reports on Form 8-K.

         During the last quarter or 2004, we filed (i) a Current Report on Form 8-K on November 18, 2004, disclosing that we issued a press release announcing our financial results for the three months and nine months ended September 30, 2004 (Items 2.02 and 9.01) and (ii) a Current Report on Form 8-K on December 6, 2004, disclosing that we issued a press release announcing our trading for a cure fund raising event (Items 8.01 and 9.01).

         No financial statements were filed with the foregoing filings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPIRE FINANCIAL HOLDING COMPANY

Dated  April 6, 2005                    By: /s/ Donald A. Wojnowski Jr.
                                            -------------------------------
                                            Donald A. Wojnowski Jr.
                                            President
                                            (Principal Executive Officer)


Dated  April 6, 2005                    By: /s/ Patrick Rodgers
                                            --------------------------------
                                            Patrick Rodgers
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signatures                            Title                       Date
      ----------                            -----                       ----

 /s/ Donald A. Wojnowski Jr.    President                         April 6, 2005
 ----------------------------   (Principal Executive Officer)
 Donald A. Wojnowski Jr.


 /s/ Patrick Rodgers            Chief Financial Officer           April 6, 2005
 ----------------------------   (Principal Financial Officer and
 Patrick Rodgers                Principal Accounting Officer)


 /s/ Henry N. Dreifus           Director                          April 6, 2005
 ----------------------------
 Henry N. Dreifus


 /s/ Bradley L. Gordon          Director                          April 6, 2005
 ---------------------------
 Bradley L. Gordon


 /s/ John J. Tsucalas           Director                          April 6, 2005
 ----------------------------
 John J. Tsucalas

                        EMPIRE FINANCIAL HOLDING COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Statement of Financial Condition
  December 31, 2004                                                        F-3

Consolidated Statements of Operations
  Years Ended December 31, 2004 and 2003                                   F-4

Consolidated Statements of Changes in Stockholders' Deficit
  Years Ended December 31, 2004 and 2003                                   F-5

Consolidated Statements of Cash Flows
  Years Ended December 31, 2004 and 2003                                   F-6

Notes to Consolidated Financial Statements                                 F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Empire Financial Holding Company and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Empire Financial Holding Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the two years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for the two years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had substantial losses from operations during 2004 and 2003, and had a stockholders' deficit of $1,897,607 as of December 31, 2004. Also, the Company is subject to pending federal and state investigations relating to its involvement in trading in mutual fund shares by its customers. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Sweeney, Gates & Co.

Ft. Lauderdale, Florida
March 11, 2005

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                DECEMBER 31, 2004

ASSETS

Cash ............................................................   $    43,880
Trading account securities, at fair value .......................     2,061,371
Commissions and other receivables due from
   broker dealers and clearing organization .....................     2,149,121
Deposit at clearing organization ................................       404,772
Property and equipment, net of accumlated depreciation of $95,901       136,873
Prepaid expenses and other assets ...............................       188,601
                                                                    -----------

           Total assets .........................................   $ 4,984,618
                                                                    ===========

LIABILITES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Cash overdraft ...............................................   $   144,202
   Notes payable ................................................     1,029,630
   Notes payable - related parties ..............................       443,848
   Accounts payable .............................................       803,789
   Due to clearing organization .................................       270,367
   Trading account securities sold, but not yet purchased .......     2,659,680
   Accrued expenses .............................................     1,530,709
                                                                    -----------

           Total liabilities ....................................     6,882,225
                                                                    -----------
Stockholders' deficit:
   Series A Preferred stock; $.01 par value, 1,000,000 shares
     authorized; 10,000 issued and outstanding ..................           100
   Common stock; $.01 par value, 100,000,000 shares
     authorized; 3,513,025 issued and outstanding ...............        35,131
   Additional paid-in capital ...................................     6,215,189
   Deferred compensation ........................................       (63,683)
   Stock subscriptions receivable ...............................       (50,000)
   Accumulated deficit ..........................................    (8,034,344)
                                                                    -----------

                                                                     (1,897,607)
                                                                    -----------

           Total liabilities and stockholders' deficit ..........   $ 4,984,618
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                        2004           2003
                                                    ------------   ------------
Revenues:

     Commissions and fees ........................  $ 16,154,705   $ 16,140,329
     Trading revenues, net .......................     5,063,633      1,064,478
     Interest ....................................       170,327        180,371
     Other .......................................       207,445         14,863
                                                    ------------   ------------

                                                      21,596,110     17,400,041
                                                    ------------   ------------

Expenses:

     Commissions and clearing costs ..............    14,181,613     12,980,821
     Employee compensation and benefits ..........     4,667,564      3,054,236
     General and administrative ..................     3,316,531      2,789,662
     Communications and data processing ..........       454,965        175,298
     Order flow payments .........................       324,356        119,313
     Advertising .................................       122,126         87,420
     Interest ....................................       100,525         64,639
                                                    ------------   ------------

                                                      23,167,680     19,271,389
                                                    ------------   ------------

Loss from continuing operations ..................    (1,571,570)    (1,871,348)

Loss from discontinued operations ................             -     (1,212,661)
                                                    ------------   ------------

Net loss .........................................    (1,571,570)    (3,084,009)
Preferred stock dividend .........................       (28,125)             -
                                                    ------------   ------------

Net loss applicable to common stockholders .......  $ (1,599,695)  $ (3,084,009)
                                                    ============   ============

Basic and diluted loss per share:

     Continuing operations .......................  $      (0.50)  $      (0.41)

     Discontinued operations .....................             -          (0.26)
                                                    ------------   ------------

     Net loss applicable to common stockholders ..  $      (0.50)  $      (0.67)
                                                    ============   ============


Weighted average shares outstanding ..............     3,221,753      4,587,920
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                 Series A
                                             preferred stock                 Common stock              Additional
                                        -------------------------     ---------------------------       paid-in
                                          Shares          Amount        Shares           Amount         capital
                                        -----------     ---------     -----------     -----------     -----------
Balance at January 1, 2003 .........             --     $      --       5,000,000     $    50,000     $ 8,350,095

Reversal of distribution payable
 to S corporation stockholders .....             --            --              --              --          61,353
Capital contributed by stockholder .             --            --              --              --          67,000
Non-cash stock compensation ........             --            --              --              --         262,360
Issuance of restricted stock .......             --            --         100,000           1,000         130,000
Exercise of stock options ..........             --            --         100,000           1,000         111,000
Conversion of stock options to
 common stock ......................             --            --          94,650             947         104,973
Settlement agreement:
 Purchase of treasury stock ........             --            --              --              --              --
 Issuance of preferred stock .......         10,000           100              --              --         299,900
Retirement of treasury stock .......             --            --      (2,300,200)        (23,002)     (3,871,307)
Sale of common stock ...............             --            --         200,000           2,000         248,000
Net loss ...........................             --            --              --              --              --
                                        -----------     ---------     -----------     -----------     -----------

Balance at December 31, 2003 .......         10,000           100       3,194,450          31,945       5,763,374

Warrants issued in connection
 with note .........................             --            --              --              --         125,000
Issuance of restricted stock .......             --            --         265,500           2,655         316,945
Amortization of restricted stock ...             --            --              --              --              --
Amortization of conversion of
 stock options to common stock .....             --            --              --              --              --
Non-cash stock compensation ........             --            --              --              --         (25,880)
Common stock cancelled .............             --            --         (21,925)           (219)        (10,375)
Sale of common stock ...............             --            --          75,000             750          74,250
Net loss ...........................             --            --              --              --              --
Dividends accrued on preferred stock             --            --              --              --         (28,125)
                                        -----------     ---------     -----------     -----------     -----------

Balance at December 31, 2004 .......         10,000     $     100       3,513,025     $    35,131     $ 6,215,189
                                        ===========     =========     ===========     ===========     ===========
                                                                                                      (CONTINUED)

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                      F-5A

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004
                                   (CONTINUED)

                                                                         Stock               Treasury stock
                                        Accumulated      Deferred    Subscriptions    ---------------------------
                                          deficit      compensation   Receivable         Shares          Amount
                                        -----------     ---------     -----------     -----------     -----------
Balance at January 1, 2003 .........    $(3,378,765)    $      --     $        --        (212,200)    $(1,135,197)

Reversal of distribution payable
 to S corporation stockholders .....             --            --              --              --              --
Capital contributed by stockholder .             --            --              --              --              --
Non-cash stock compensation ........             --            --              --              --              --
Issuance of restricted stock .......             --      (107,348)             --              --              --
Exercise of stock options ..........             --            --              --              --              --
Conversion of stock options to
 common stock ......................             --       (26,480)             --              --              --
Settlement agreement:
 Purchase of treasury stock ........             --            --              --      (2,088,000)     (2,759,112)
 Issuance of preferred stock .......             --            --              --              --              --
Retirement of treasury stock .......             --            --              --       2,300,200       3,894,309
Sale of common stock ...............             --            --              --              --              --
Net loss ...........................     (3,084,009)           --              --              --              --
                                        -----------     ---------     -----------     -----------     -----------

Balance at December 31, 2003 .......     (6,462,774)     (133,828)             --              --              --

Warrants issued in connection
 with note .........................             --            --              --              --              --
Issuance of restricted stock .......             --            --              --              --              --
Amortization of restricted stock ...             --        43,665              --              --              --
Amortization of conversion of
 stock options to common stock .....             --        26,480              --              --              --
Non-cash stock compensation ........             --            --              --              --              --
Common stock cancelled .............             --            --              --              --              --
Sale of common stock ...............             --            --         (50,000)             --              --
Net loss ...........................     (1,571,570)           --              --              --              --
Dividends accrued on preferred stock             --            --              --              --              --
                                        -----------     ---------     -----------     -----------     -----------

Balance at December 31, 2004 .......    $(8,034,344)    $ (63,683)    $   (50,000)    $        --     $        --
                                        ===========     =========     ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                      F-5B

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                                   2004                2003
                                                                               -----------         -----------
                                                                                                    (restated)
Operating activities:
  Net loss ............................................................        $(1,571,570)        $(3,084,009)
     Less:  loss from discontinued operations .........................                  -           1,212,661
                                                                               -----------         -----------

Loss from continuing operations: ......................................         (1,571,570)         (1,871,348)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ......................................................             30,061              21,964
    Amortization of customer lists ....................................            145,393             185,997
    Amortization of deferred compensation .............................             70,145                   -
    Non-cash compensation expense .....................................            305,001             262,360
    Change in assets and liabilities:
      Trading account securities, at fair value .......................         (1,742,371)           (319,000)
      Commissions and other receivables due from
        broker dealers and clearing organizations .....................         (1,511,842)            (71,523)
      Deposits at clearing organizations ..............................           (100,304)           (182,781)
      Prepaid expenses and other assets ...............................             81,019              23,525
      Income taxes receivable .........................................                  -             351,000
      Cash overdraft ..................................................            144,202                   -
      Accounts payable ................................................            392,442               7,004
      Due to clearing organization ....................................            191,523              78,844
      Trading account securities sold, but not yet purchased ..........          2,340,680             319,000
      Accrued expenses ................................................            683,163             (87,215)
      Deferred revenue ................................................                  -            (519,237)
                                                                               -----------         -----------

      Net cash used in operating activities ...........................           (542,458)         (1,801,410)
                                                                               -----------         -----------

Investing activities:
  Purchase of property and equipment ..................................        $  (151,256)        $   (38,244)
                                                                               -----------         -----------

Continued

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003
                                   (CONTINUED)

                                                                                   2004                2003
                                                                               -----------         -----------
                                                                                                    (restated)
Financing activities:
  Proceeds from issuance of notes payable .............................        $   372,089         $   400,000
  Payments on note payable ............................................            (11,111)             (9,259)
  Payments on notes payable - related parties .........................           (166,667)            (11,574)
  Proceeds from sale of common stock ..................................             25,000             250,000
  Proceeds from sale of warrants ......................................            125,000                   -
  Captial contributed by stockholder ..................................                  -              67,000
  Proceeds from stock options exercised ...............................                  -             112,000
  Purchase of treasury stock ..........................................                  -            (250,000)
                                                                               -----------         -----------

      Net cash provided by financing activities .......................            344,311             558,167
                                                                               -----------         -----------

Discontinued operations:

      Net cash provided by discontinued operations ....................                  -             529,992
                                                                               -----------         -----------

Net decrease in cash ..................................................           (349,403)           (751,495)

Cash at beginning of year .............................................            393,283           1,144,778
                                                                               -----------         -----------

Cash at end of year ...................................................        $    43,880         $   393,283
                                                                               ===========         ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ..........................................................        $    76,766         $    60,243
                                                                               ===========         ===========


Supplemental disclosure of non-cash investing and financing activities:
  Notes payable assumed in connection with purchase of
      treasury stock ..................................................        $         -         $   900,000
  Preferred stock issued in connection with purchase of
      treasury stock ..................................................        $         -         $   300,000
  Reversal of payable to S corporation stockholders ...................        $         -         $    61,353
  Issuance of restricted stock ........................................        $         -         $   131,000
  Conversion of stock options to common stock .........................        $         -         $   105,920


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - Empire Financial Holding Company (the "Company"), a Florida corporation, owns Empire Financial Group, Inc. ("Empire Financial") and Empire Investment Advisors, Inc. ("Empire Advisors"). In 2003, the Company sold its clearing operations, Advantage Trading Group, Inc. ("Advantage"), which is reflected in the consolidated financial statements as discontinued operations in 2003. All intercompany transactions and accounts have been eliminated in consolidation.

Empire Financial is an introducing securities broker dealer which provides discount brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives.

Empire Advisors is a fee-based investment advisory service which offers its services to retail customers.

Advantage was a securities broker dealer which acted as principal in providing order execution services for independent broker dealers and also acted as a clearing broker for Empire Financial and other independent broker dealers.

Since the sale of Advantage, the Company has operated in the retail and wholesale brokerage services segment and does not have any other operating segments.

The Company's executive offices are in Longwood, Florida and the Company has independent registered representatives throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TRADING ACCOUNT SECURITIES, AT FAIR VALUE, AND TRADING ACCOUNT SECURITIES SOLD, BUT NOT YET PURCHASED - Trading account securities are comprised of the equity securities held by the Company's trading and market making operations. The securities are recorded at fair value with unrealized gains and losses reflected in the current period earnings. Fair values are generally based on prices from independent sources, such as listed market prices or broker or dealer price quotations.

COMMISSIONS AND OTHER RECEIVABLES DUE FROM BROKER DEALERS AND CLEARING ORGANIZATIONS - Receivables from broker dealers and clearing organizations represent monies due the Company from its clearing agent for transactions processed.

DEPOSIT AT CLEARING ORGANIZATION - The Company is required, by its clearing agreement to maintain a deposit with its clearing organization.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation on property and equipment is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

CUSTOMER LISTS - Purchased customer lists are amortized over the estimated useful lives of the customers. A significant portion of the customer lists has been amortized over thirty-nine months (15 years for tax purposes). During the years ended December 31, 2004 and 2003, the Company amortized $145,393 and $185,997, respectively. As of December 31, 2004, the customer list was fully amortized.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets. The Company recognizes an impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company recorded no impairments for the year ended December 31, 2004, and an impairment of $30,412 for the year ended December 31, 2003.

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

STOCK BASED COMPENSATION - The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net loss and pro forma loss per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", was issued, but SFAS 148 does not apply to stock based compensation for the periods ended December 31, 2004 and 2003.

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                     Year ended December 31,
                                                       2004              2003
                                                   -----------      -----------
Net loss applicable to common stockholders:
  As reported ................................     $(1,599,695)     $(3,084,009)
Add stock-based employee compensation
  expenserelated to stock options
  determined under fair value method .........        (207,791)        (439,943)
Deduct amounts (credited) charged to expense .         (25,880)         262,360
                                                   -----------      -----------

  Pro forma ..................................     $(1,833,366)     $(3,261,592)
                                                   ===========      ===========

Net loss per shareapplicable to common
 stockholders:
  As reported ................................     $      (.50)     $      (.67)
                                                   ===========      ===========

  Pro forma ..................................     $      (.57)     $      (.71)
                                                   ===========      ===========

The per share weighted average fair value of options granted for the years ended December 31, 2004 and 2003 was $.78 and $4.72, respectively, on the grant date with the following weighted average assumptions:

                                                       Year ended December 31,
                                                       2004              2003
                                                       ----              ----

     Expected dividend yield .................         None              None
     Risk-free interest rate .................         5.01%            3.66%
     Expected life ...........................       9.4 years        9.5 years
     Volatility ..............................          74%              90%

The pro forma impact of options on the net loss for the years ended December 31, 2004 and 2003 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

INCOME TAXES - The Company accounts for income taxes on an asset and liability approach to financial accounting and reporting. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments other than trading securities, which consist primarily of cash, commissions and other receivables, deposits, notes payable, and accounts payable, approximate their fair value due to their short-term nature.

LOSS PER SHARE - Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in issuance of common stock. Options, convertible notes and convertible preferred stock were not included in the computation of net loss per share because the effect of inclusion would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company adopted this Interpretation on July 1, 2003 and did not have an effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement was effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104"), rescinded the accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company's adoption of SAB 104 did not have any impact on its consolidated financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain
Investments"("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company's adoption of the requirements did not have a significant impact on the Company's disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14). EITF 002-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did have a significant impact on the Company's consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123R, "Share-Based Payment" which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for interim or annual periods beginning after December 15, 2005.

Effective with the Company's fiscal quarter ending March 31, 2006, SFAS No 123R will eliminate the Company's ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.

3. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company sustained substantial losses for the years ended December 31, 2004 and 2003 and had a stockholders' deficit of $1,897,607 as of December 31, 2004. Also, the Company is subject to pending federal and state investigations relating to its role in the trading of mutual fund shares on behalf of its customers. As of this time, the Company cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed in connection with these investigations, but the sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to return to profitability and to generate cash either from operations or from financing. Management has implemented a plan which it believes will return the Company to profitability by continuing to expand its market making and order execution services through increased marketing to independent third party broker dealers and investment advisors. The Company has also entered into certain agreements, which if consummated, will change the majority-owner of the Company and bring in additional equity and loan proceeds. The Company believes that the change in ownership will allow it to obtain additional equity funding and to further expand its core businesses.

There is no assurance that the Company will achieve profitability or be able to generate cash from either operations or from debt or equity financings. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. POTENTIAL CHANGE OF CONTROL, SETTLEMENT AGREEMENTS, PURCHASE OF TREASURY STOCK AND DISCONTINUED OPERATIONS

Proposed Transactions; Potential Change of Control; Agreement with Gagne

On March 8, 2005, the Company entered into a stock purchase agreement (the "Agreement"). The Company has agreed to sell convertible preferred stock, with a stated value of $700,000, in exchange for $500,000 cash and cancellation of a $200,000 note previously issued by the Company (see Note 5). The preferred stock will be convertible into shares of common stock at $.60 per share. In addition, the Company will receive at closing a loan of $250,000. The Company will also grant an option to acquire an additional 1,666,666 shares of the Company's common shares at $.60 per share. The options will expire in two years from the closing date, unless accelerated as provided in the options.

In addition, on March 8, 2005, Kevin Gagne ("Gagne"), the former Chief Executive Officer, and the Purchaser entered into an agreement. The Purchaser will acquire from Gagne 500,000 shares of common stock and options to purchase an additional 1,050,000 shares of common stock from Gagne (the "Option Shares"). The options will expire on various dates from 24 to 42 months after the closing and will have various exercise prices. Gagne has also agreed to deliver at closing, irrevocable proxies covering the Option Shares, which will permit the Purchaser to vote the Option Shares on matters with certain limited exceptions that Gagne must first approve.

On March 8, 2005, the Company also entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gagne and a trust controlled by Gagne. Gagne has agreed to exchange (a) 10,000 shares of the Company's Series A Preferred Stock, (b) certain outstanding debt in the approximate amount of $240,000 and
(c) the Company's remaining severance obligations owed to Gagne, all in exchange for the Company issuing shares of convertible preferred stock with a value of $800,000. The preferred stock is convertible into shares of common stock at $2.00 per share. The Company has also agreed to pay Gagne $150,000 no later than June 30, 2007, and to repay at the closing a note in the principal amount of $100,000.

Closing on each of the above agreements and the Gagne transaction are subject to numerous closing conditions, including the closing of each of the other agreements described above and obtaining regulatory approval. The closing of these transactions is expected to occur within 120 days from March 8, 2005. If the closing occurs, the Purchaser will be in control of the Company. However, there is no assurance that these transactions will be consummated.

Settlement Agreement, Purchase of Treasury Stock and Discontinued Operations:

On November 6, 2003, the Company, its directors, Gagne and Richard Goble ("Goble"), the former co-CEOs, entered into a Stock Purchase and Settlement Agreement (the "Settlement Agreement"), which settled certain controversies between the parties. The Company purchased from Goble his 2,088,000 shares of common stock, which were subsequently retired. Goble received all of the issued and outstanding stock of Advantage, a three year unsecured promissory note, and the Company assumed the former Goble's obligation to pay Gagne all of the assumed G & G Holdings, Inc. ("G&G") purchase price (see below).

The Company, Gagne and Goble executed a stock purchase agreement, wherein Goble purchased from Gagne, 50% of the outstanding capital stock in G&G, a corporation jointly owned by both Goble and Gagne, which owned the premises occupied by the Company at that time. The following explains the transaction in which the Company assumed the liability to pay Gagne for his stock in G&G:

         Cash .............................................  $  250,000

         Obligation to pay for the G&G purchase: ..........     500,000
           Note payable
           10,000 shares of Series A convertible preferred
              stock at $.01 par value .....................     300,000
                                                             ----------

                                                             $1,050,000
                                                             ==========

The Company and G&G entered into an amendment of the lease between the parties, which was subsequently terminated.

The Series A convertible preferred stock of the Company ("Series A") ranks prior to the Company's common stock in liquidation and is convertible into shares of common stock as determined by dividing the Series A issue price of $30 per share by the Series A conversion price. The holder of Series A is entitled to receive cumulative dividends at nine percent. Upon liquidation of the Company, the holder of Series A will be paid $30 a share, plus a cash amount equal to all unpaid dividends. Subject to earlier conversion, on November 1, 2008, shares of the Series A may be redeemed by the Company, at the Company's option.

Treasury Stock related to Settlement Agreement:

The transactions related to the Settlement Agreement described above have been accounted for as a purchase of treasury stock as follows:

         ASSETS OF ADVANTAGE:


                  Cash and cash equivalents ....................  $2,417,608
                  Customer receivables .........................   3,262,613
                  Other assets .................................     410,251
                                                                  ----------
                                                                   6,090,472
                                                                  ----------

                  LIABILITIES OF ADVANTAGE:

                  Customer payables ............................   2,746,502
                  Other current liabilities ....................   2,343,970
                                                                  ----------
                                                                   5,090,472
                                                                  ----------

                                        Total assets transferred   1,000,000

                  OTHER CONSIDERATIONS:

                  Assumption by the Company of former co-CEO's
                    obligation to pay for his share of the G&G
                    purchase ...................................   1,050,000
                  Note payable issued to former stockholder ....     400,000
                  Expenses of transaction ......................     199,923
                  Forgiveness of stockholder income tax payments      66,647
                  Transfer of fixed assets .....................      42,542
                                                                  ----------

                  Cost of treasury stock acquired ..............  $2,759,112
                                                                  ----------

         DISCONTINUED OPERATIONS:

         Revenue for the discontinued operations for the year ended December 31, 2003 was $ 5,493,588.

Settlement of Lawsuit:

On January 16, 2004, the Company filed suit against Goble and G&G alleging that Goble breached the Settlement Agreement and ceased making payments on the Goble promissory note. On February 12, 2004, Goble, G&G and Advantage filed a countersuit alleging breach of the Settlement Agreement and breach of the lease among other claims. On March 1, 2005, the Company, Goble, G&G and Advantage agreed to enter into a mutual release and dismiss the pending lawsuit with prejudice. The Company agreed to make a $75,000 payment to Goble and to issue him an unsecured promissory note in the original principal amount of $325,000. In addition, Goble delivered to the Company for cancellation a note issued by the Company to Goble with an unpaid principal amount of $379,630 and accrued and unpaid interest of $19,111.

5. NOTES PAYABLE

 Notes payable at December 31, 2004, consisted of the following:

         Unsecured notes payable to Goble, which requires monthly
         installments of $11,111, plus interest at six percent
         through December 31, 2004 and nine percent thereafter.
         The note matures on October 1, 2006 (see Note 4). ........  $   379,630

         Convertible notes payable to investors, interest payable
         semi-annually on June 30 and December 31 at ten percent.
         Notes convertible into common stock at $2.00 per share
         subject to certain adjustments. Payable in full on
         December 31, 2006, if not converted. .....................      350,000

         Unsecured note payable to an investor, interest payable
         at six percent. The note matures on April 30, 2005 (see
         Note 4). .................................................      200,000

         Unsecured note payable to an investor at six percent.
         The note matures on January 15, 2005. In addition, the
         Company issued a warrant to purchase 50,000 shares of
         common stock at $1.50 per share until June 30, 2009. In
         2004, in connection with the issuance of the warrant,
         the Company credited additional paid-in capital for
         $125,000. At maturity, the note was satisfied by $50,000
         cash and 50,000 shares of common stock. ..................      100,000
                                                                     -----------

                                                                     $ 1,029,630
                                                                     ===========

Notes payable - related parties at December 31, 2004, consisted of the following:

         Unsecured note payable to Gagne. The note requires
         monthly installments of $13,889, plus interest at six
         percent until December 31, 2004, and nine percent
         thereafter. The note matures on October 1, 2006. The
         Company and Gagne have reached an agreement regarding the
         replacement of the note with a new series of preferred
         stock, in connection with the consummation of certain
         transactions described in Note 4. ........................  $   321,759

         Convertible note payable to three related party
         investors, interest payable semi-annually on June 30 and
         December 31 at ten percent. Notes convertible into common
         stock at $2.00 per share subject to certain adjustment.
         Payable in full on December 31, 2006, if not converted. ..      122,089
                                                                     -----------

                                                                     $   443,848
                                                                     ===========

         The annual maturities of principal payable on the notes payable are as follows:

                  Year ending December 31,

                          2005              $  722,224
                          2006                 751,254

6. ACCRUED EXPENSES

At December 31, 2004, accrued expenses consisted of the following:

         Accrued payroll and taxes ......................    $  563,188
         Accrued commissions and management fees ........       381,505
         Accrued severance payments .....................       310,000
         Other accrued expenses .........................       211,795
         Accrued rent ...................................        64,221
                                                             ----------

                                                             $1,530,709
                                                             ==========

7. EQUITY

Common Stock -

For The Year Ended December 31, 2004 -

During the year ended December 31, 2004, the Company entered into a transaction that resulted in it obtaining 21,925 shares of common stock of the Company. The Company did not pay any cash for obtaining this stock and it was subsequently cancelled.

During 2004, in a series of unrelated transactions the Company issued 65,500 shares of its common stock to nine of its employees and the Company issued 200,000 shares of its common stock to a company with which the Company has a business relationship. The Company did not receive any cash in connection with these transactions, but did record $319,600 of non-cash stock compensation.

During December 2004, the Company sold to two of its employees for $75,000 an aggregate of 75,000 shares of its common stock, together with five-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.50 per share. As of December 31, 2004, the Company was paid $25,000 and recorded a subscription receivable of $50,000, which was subsequently collected.

For The Year Ended December 31, 2003 -

During 2003, after the completion of the tax return for 2002, the Company determined that no tax payments were due the S corporation stockholders. Consequently, the Company reversed the $61,353 accrual from 2002 and one of the stockholders reimbursed the Company for his tax advance of $67,000.

On May 28, 2003, the board of directors authorized the Company to make an exchange offer to all holders of outstanding options (with an exercise price of $6.00 per share), to allow holders to exchange their options into shares of common stock on a ratio of five options for each share of common stock. Effective September 12, 2003, these holders exchanged 473,250 options for 94,650 shares of common stock. Half of the shares vest in 90 days from the date of issuance, and the balance vest one year from date of issuance. In connection with the exchange, compensation expense of $79,440 was recorded and $26,480 was recorded as deferred compensation.

On June 19, 2003, 100,000 restricted shares of stock were granted to the president of the Company. This stock vests over three years. Therefore, the Company recorded $23,652 as expense and $107,348 as deferred compensation. Also, on that same date, 200,000 stock options, previously granted to the president were cancelled and reissued. The options were accounted for as variable according to FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," and accordingly, a charge of $198,500 was recorded. Additionally, the Company issued certain options to officers, directors and employees at exercise prices below market. The Company recorded a charge for the difference of $63,860.

In September 2003, 100,000 stock options were exercised and $112,000 was received by the Company.

On November 6, 2003, the Company issued 10,000 shares of Series A Preferred stock to its then chief executive officer as part of the Settlement Agreement. On that same date, the Company repurchased 2,088,000 shares of common stock owned by its former co-chief executive officer. As of December 31, 2003, the Company retired all outstanding treasury shares.

On December 28, 2003, the Company sold 200,000 shares of common stock for $250,000.

Stock Options -

The Company adopted the 2000 Incentive Compensation Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to overall success of the Company as determined by the board of directors. Of the stock options outstanding at December 31, 2004, 610,500 vested immediately upon grant, 50,000 vest over a two year period from the date of grant and 210,000 vest over a three year period from the date of grant.

The following table summarizes stock options at December 31, 2004:

                              Outstanding Stock Options                         Exercisable Stock Options
                              -------------------------                         -------------------------

                                       Weighted                                          Weighted
                                        Average         Weighted                          Average         Weighted
    Exercise                           Remaining        Average                          Remaining        Average
      Price                           Contractual       Exercise                        Contractual       Exercise
      Range            Shares            Life            Price           Shares            Life            Price
      -----            ------            ----            -----           ------            ----            -----
      $1.10             30,000           9.54            $1.10            30,000           9.54            $1.10
   $1.12-$1.14         250,000           8.30            $1.14           250,000           8.30            $1.14
   $1.14-$2.00         155,000           8.35            $1.83            93,750           8.35            $1.72
      $1.17             65,000           9.42            $1.17             5,420           9.42            $1.17
      $1.20             10,000           9.96            $1.20                 -             -               -
      $1.24            160,000           9.08            $1,24           160,000           9.08            $1,24
      $1.54             95,000           8.75            $1.54            95,000           8.75            $1.54

The following table summarizes stock option activity for the years ended December 31, 2004 and 2003:
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                     Shares      Price       Shares      Price
                                     ------      -----       ------      -----

Outstanding at beginning of year     605,500     $1.36       648,100     $6.00
Granted                              349,500      1.22       705,000      1.33
Exercised                                  -         -      (100,000)     1.12
Converted                                  -         -      (473,250)     6.00
Cancelled                           (190,000)     1.21      (174,350)     6.00
                                    --------                --------

Outstanding at end of year           765,000      1.35       605,500      1.19
                                    ========                ========

Exercisable at end of year           670,239      1.30       380,100      1.51
                                    ========                ========

Weighted average fair value of
 options granted during the year      $1.22                   $1.21
                                      =====                   =====

8. EMPLOYEE BENEFIT PLAN

The Company has one savings plan (the "Plan") that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986. To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old. The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law. The Plan also provides that the Company may match employee contributions to the Plan. The Company did not make any contributions to the Plan during the years ended December 31, 2004 and 2003.

9. INCOME TAXES

Deferred tax assets as of December 31, 2004, were as follows:

         Net operating losses .......................        $1,400,000
         Customer lists .............................           650,000
         Other ......................................            20,000
                                                             ----------
                                                              2,070,000
         Less valuation allowance ...................        (2,070,000
                                                             ----------

         Net deferred tax asset .....................        $        -
                                                             ==========

The Company had available at December 31, 2004, net operating loss carryforwards for federal and state tax purposes of approximately $3,600,000 that could be applied against taxable income in subsequent years through December 31, 2024.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it more likely than not that the deferred tax assets will not be realized.

The net change in the valuation allowance for the year ended December 31, 2004 and 2003, was an increase of approximately $750,000 and $350,000, respectively resulting primarily from net operating losses generated. Based on ownership changes that have and may occur, future utilization of the net operating loss carryforwards may be limited.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2004 and 2003 was as follows:

         Income tax loss at federal statutory rate ....       (34.00)%
         State taxes, net of federal benefit ..........        (3.63)
         Valuation allowance ..........................        37.63
                                                              --------

         Provision for income taxes ...................          -   %
                                                              ========

10. COMMITMENTS AND CONTINGENCIES

Office Lease Commitment

On December 31, 2003, the Company executed a lease for corporate offices through February 28, 2010. The Company was not required to make lease payments through August 2004. However, the Company has recorded the total lease expense on a straight-line basis.

At December 31, 2004, approximate future minimum annual lease payments for the next five years and thereafter were as follows:

                  Year ending December 31,
                  ------------------------

                           2005                    $ 135,817
                           2006                      136,528
                           2007                      139,372
                           2008                      142,786
                           2009                      146,554
                        Thereafter                    24,532
                                                   ---------

                                                   $ 725,589
                                                   =========

Regulatory and Legal Matters

On October 17, 2003, the Company received the first of a series of subpoenas issued by the SEC in an investigation. The investigation seeks information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices in connection with the trading of mutual funds shares in violation of the federal securities laws, including enabling or permitting preferred customers to engage in late trading or market timing of mutual fund shares, among other things. The New York Attorney General is also conducting a similar investigation.

On May 25, 2004, the Company received a notice from the SEC indicating that the staff of the commission intended to recommend to the commission the commencement of an enforcement action against Empire Financial for its role in the trading of mutual fund shares on behalf of its clients. As of this time, the Company cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed on us or on certain of our officers and employees in connection with these investigations, but these sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. In the ordinary course of business, the Company and its principals are, and may become a party to additional legal or regulatory proceedings or arbitrations. The Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on the Company's business.

11. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARY

The Company's subsidiary, Empire Financial, is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

At December 31, 2004, Empire Financial had negative net capital of approximately $600,000 (calculated in accordance with the applicable SEC regulations), which was approximately $1,600,000 below the amount of required net capital. This deficiency resulted in a net capital violation as of December 31, 2004. When the Company became aware of the deficiency on February 4, 2005 and the resulting violation, the Company elected to temporarily cease Empire Financial's operations until additional capital was infused into Empire Financial to meet the net capital requirements. By February 15, 2005, the Company had obtained $850,000 in loans and infused additional capital into Empire Financial, satisfying the deficiency in required net capital. In addition, the Company prepared financial statements without recording trading securities and related unrealized gains and/or losses applicable to its market-making activities throughout 2004.

The Company's ratio of aggregate indebtedness to net capital was (738)% to 1. The Company claims exemption under Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

12. PRIOR PERIOD ADJUSTMENT

During February 2005, the Company discovered that it had not recorded its trading account securities positions at December 31, 2003. The error understated assets and liabilities at December 31, 2003 by approximately $319,000. The restatement did not affect net loss for the year ended December 31, 2003 or the accumulated deficit at January 1, 2004. This adjustment required a restatement of the Consolidated Cash Flows for the year ended December 31, 2003.