Form 10QSB
period 2005-03-31
EMPIRE FINANCIAL HOLDING CO
filed 2005-05-20
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                         COMMISSION FILE NUMBER 1-31292


                        EMPIRE FINANCIAL HOLDING COMPANY
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


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


Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 18, 2005, there were 3,979,692 shares of common stock, par value $.01 per share, outstanding.

                                     PART I

                              FINANCIAL INFORMATION


                                                                        PAGE NO.

Item 1.  Financial Statements ..........................................    3

         Consolidated Statement of Financial Condition, March 31, 2005 .    3

         Consolidated Statement of Income, Three Months Ended
         March 31, 2005 and 2004 .......................................    4

         Consolidated Statement of Cash Flows, Three Months Ended
         March 31, 2005 and 2004 .......................................    5

         Selected Notes to Unaudited Consolidated Financial Statements .    6

Item 2.  Management's Discussion and Analysis or Plan of Operation .....   10

Item 3.  Controls and Procedures .......................................   12


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   13

Item 2.  Unregistered Sales of Securities and Use of Proceeds ..........   13

Item 3.  Defaults Upon Senior Securities ...............................   13

Item 4.  Submission of Matters to a Vote of Security Holders ...........   13

Item 5.  Other Information .............................................   13

Item 6.  Exhibits and Reports on Form 8-K ..............................   13

Signatures .............................................................   15

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                                 March 31, 2005

     ASSETS

Cash and equivalents .............................................  $   745,027
Trading account securities purchased not yet sold, at fair value .      908,728
Receivables from customers .......................................       94,222
Receivables from brokers and dealers and clearing organizations ..    1,018,753
Deposits at clearing organizations ...............................      606,279
Furniture and equipment, net of accumulated depreciation .........      133,688
Prepaid expenses and other assets ................................      193,690
Deferred offering expenses .......................................       96,176
                                                                    -----------

        TOTAL ASSETS .............................................  $ 3,796,563
                                                                    ===========


     LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
  Notes payable ..................................................  $ 1,225,000
  Notes payable-convertible debt .................................      472,089
  Notes payable-related parties ..................................      441,667
  Accounts payable, accrued expenses and other liabilities .......    1,865,917
  Trading account securities, sold not yet bought, at fair value .      299,843
  Payable to brokers, dealers and clearing organizations .........      800,984
                                                                    -----------

        TOTAL LIABILITIES ........................................    5,105,500
                                                                    -----------


SHAREHOLDERS' DEFICIT:

  Convertible preferred stock, $.01 par value,
     1,000,000 shares authorized;
     10,000 issued and outstanding ...............................          100
  Common stock, $.01 par value,
     100,000,000 shares authorized;
     3,979,692 shares issued and outstanding .....................       39,798
  Additional paid-in capital .....................................    6,500,692
  Deferred compensation ..........................................      (52,767)
  Accumulated deficit ............................................   (7,796,760)
                                                                    -----------

        TOTAL SHAREHOLDERS' DEFICIT ..............................   (1,308,937)
                                                                    -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...........  $ 3,796,563
                                                                    ===========

    See accompanying notes to the selected consolidated financial statements

             EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                   THREE MONTHS
                                                  THREE MONTHS        ENDED
                                                      ENDED       MARCH 31, 2004
                                                 MARCH 31, 2005     (RESTATED)
                                                 --------------   --------------

REVENUES:
      Commissions and fees ....................    $ 4,064,326      $ 4,415,068
      Order execution, trading revenues, net ..      1,745,901          824,545
      Interest ................................         49,311           39,203
      Other ...................................         77,222           41,263
                                                   -----------      -----------

                                                     5,936,760        5,320,079
                                                   -----------      -----------

EXPENSES:
      Employee compensation and benefits ......      1,304,343          808,849
      Commissions and clearing costs ..........      3,572,373        3,871,206
      Interest ................................         29,160           27,849
      Communications and data processing ......         89,243           32,847
      General and administrative ..............        704,057          644,758
                                                   -----------      -----------

                                                     5,699,176        5,385,509
                                                   -----------      -----------

NET INCOME (LOSS) .............................        237,584          (65,430)
      Preferred stock dividend ................         (6,750)          (6,750)
                                                   -----------      -----------

Net income (loss) applicable to common
 shareholders .................................    $   230,834      $   (72,180)
                                                   ===========      ===========

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic and diluted ...    $      0.06      $     (0.02)
                                                   ===========      ===========

Weighted average shares outstanding:
      Basic ...................................      3,559,877        3,194,450
                                                   ===========      ===========

      Diluted .................................      3,945,922        3,194,450
                                                   ===========      ===========

    See accompanying notes to the selected consolidated financial statements

                               EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                THREE MONTHS
                                                                                THREE MONTHS        ENDED
                                                                                   ENDED        MARCH 31, 2004
                                                                               MARCH 31, 2005     (RESTATED)
                                                                               --------------   --------------
OPERATING ACTIVITIES:
  Net income (loss) .........................................................    $   237,584     $   (65,430)
  Adjustments to reconcile net income (loss) to net cash
   (used in) by operating activities:
    Depreciation ............................................................         12,786           5,946
    Amortization ............................................................              -          46,499
    Changes in assets and liabilities:

      Trading account securities, at fair value .............................      1,152,643        (805,569)
      Receivables from customers ............................................        (94,222)              -
      Receivable from brokers and dealers and clearing organizations ........      1,130,368        (261,159)
      Deposits at clearing organizations ....................................       (199,007)            927
      Prepaid expenses and other assets .....................................         (7,589)        (57,685)
      Cash overdraft ........................................................       (144,202)              -
      Accounts payable, accrued expenses and other liabilities ..............       (468,124)       (155,720)
      Payable to brokers and dealers and clearing organizations .............        530,617         928,843
      Trading account securities sold but not yet purchased, at fair value ..     (2,359,838)         22,252
                                                                                 -----------     -----------

      NET CASH USED IN OPERATING ACTIVITIES .................................       (208,984)       (341,096)
                                                                                 -----------     -----------

INVESTING ACTIVITIES:
  Purchases of furniture and equipment ......................................         (9,601)        (57,686)
                                                                                 -----------     -----------

      NET CASH USED IN INVESTING ACTIVITIES .................................         (9,601)        (57,686)
                                                                                 -----------     -----------

FINANCING ACTIVITIES:
      Deferred offering expenses ............................................        (96,176)              -
      Payments on notes payable .............................................       (104,000)        (52,778)
      Payments on notes payable-related .....................................        (30,092)              -
      Proceeds from issuance of notes payable ...............................        850,000          72,089
      Proceeds from sale of common stock ....................................        250,000         101,500
      Increase in deferred compensation .....................................              -          24,156
      Decrease in stock subscription receivable .............................         50,000               -
                                                                                 -----------     -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES .............................        919,732         144,967
                                                                                 -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................        701,147        (253,815)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................         43,880         393,284
                                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ....................................    $   745,027     $   139,469
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ................................................................    $    29,160     $     4,396
                                                                                 ===========     ===========
Supplemental disclosures of Non-cash financing activities:
    Conversion of debt to equity ............................................    $    50,000     $         -
                                                                                 ===========     ===========

                    See accompanying notes to the selected consolidated financial statements

                                                       5

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

2. UNCERTAINTY, GOING CONCERN AND MANAGEMENT PLAN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company sustained substantial losses for the years ended December 31, 2004 and 2003 and had a stockholders' deficit of $1,308,937 as of March 31, 2005. Also, the Company is subject to pending federal and state investigations relating to its role in the trading of mutual fund shares on behalf of its customers. As of this time, the Company cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed in connection with these investigations, but the sanctions may include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (CONTINUED)

3. DEFERRED OFFERING COSTS

         During the period ended March 31, 2005, the Company recorded deferred offering costs consisting of legal expenses and a finder's fee totaling $96,176. The costs relate to a pending transaction to issue preferred stock and common stock warrants for $700,000.

4. NOTES PAYABLE

         During the three months ended March 31, 2005, the Company borrowed $650,000, pursuant to one year promissory notes paying interest only monthly at the annual rate of 12% with the principle due on the maturity date of the note and borrowed $200,000, pursuant to a one year promissory note paying principal and interest monthly with a interest rate based on the prime rate plus two percent points.

         The Company retired $180,000 of principal amount of a note payable in exchange for the issuance of 50,000 shares of common stock of the Company.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following:
                                             March 31,
                                               2005
                                            ----------
         Accounts payable ...........       $  803,043
         Accrued commissions ........          194,434
         Accrued payroll ............          395,719
         Accrued rent ...............           46,363
         Deferred Compensation ......          290,000
         Other ......................          136,358
                                            ----------
                                            $1,865,917
                                            ==========

6. EQUITY AND STOCK OPTION TRANSACTIONS

         On March 31, 2005, the Company sold 416,667 shares of common stock for $250,000.

         The Company has a stock option plan under which employees, directors and consultants may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest annually over a five-year term for all directors, certain officers, and consultants, and expire in ten years from date of grant.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (CONTINUED)

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

         Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net income (loss) would have been increased to the pro forma amount indicated below:

                                                         March 31,    March 31,
                                                            2005         2004
                                                                      (Restated)
                                                         ---------    ---------
Net income (loss) applicable to common stockholders:
As reported ..........................................   $ 230,834    $ (72,180)
                                                         ---------    ---------
Deduct stock-based employee compensation related to
stock options determined under fair value method .....   $ (17,160)    (119,633)

Add amounts (credited)/charged to income .............      (6,080)     101,500
                                                         ---------    ---------

Pro forma according to SFAS 123 ......................   $ 207,594    $ (90,313)
                                                         =========    =========

Net income (loss) applicable to common stockholders
per share as reported, basic and diluted .............   $    0.06    $   (0.02)
                                                         =========    =========

Pro forma according to SFAS 123                          $    0.05    $   (0.03)
                                                         =========    =========

7. NET CAPITAL AND RESERVE REQUIREMENTS

         Empire Financial Group, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (CONTINUED)

         Net capital positions of the Company's broker dealer subsidiary were as follows at March 31, 2005:

         Ratio of aggregate indebtedness to net capital ..... 3.24 to 1
         Net capital ........................................ $ 630,104
         Required net capital ............................... $ 576,000

8. EARNINGS PER SHARE

         Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities orother contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

         Certain financial instruments in 2004 were not included in the computation of diluted earnings per share because the exercise prices of these financial instruments were greater than the average market price of the common shares and the financial instruments were therefore anti-dilutive.

9. INCOME TAX EXPENSE

         The Company has not recorded income tax expense for the three months ended March 31, 2005, due to utilization of net operating losses generated in prior years. Based on ownership changes which may occur, future utilization of the net operating loss carryforwards may be limited.

10. RELATED PARTY TRANSACTION

         During the three months ended March 31, 2005, the Company received $179,000 of irrevocable waivers of compensation from certain key employees. Theses waivers were irrevocable.

11. RESTATEMENT OF PRIOR YEAR

         During February 2005, the Company discovered that it had not recorded it trading account securities positions at March 31, 2004. The error understated assets by $1,124,569 and liabilities by $1,229,166. The restatement reduced net income for the three months ended March 31, 2004 by $104,597 and increased the accumulated deficit by the same amount at March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as previously filed with the Securities and Exchange Commission. Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, found in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

         This Form 10-QSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this Form 10-QSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, our ability to continue as a going concern, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and its wholly-owned subsidiaries as previously filed with the Securities and Exchange Commission.

         The terms "we" and "us" as used in this report refer to Empire Financial Holding Company and its operating subsidiaries.

RESULTS OF OPERATIONS:

         Three months ended March 31, 2005 compared to three months ended March 31, 2004:

         Total revenues for the three months ended March 31, 2005 were $5,936,760, an increase of $616,681, or 12%, over the same period in 2004. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the three months ended March 31, 2005 were $4,064,326, a decrease of $350,742, or 8%, from our commission and fee revenues of $4,415,068 for the comparable period in 2004. The decrease was primarily due to a decrease in the number of retail client transactions processed by us on behalf of our independent registered representatives and a reduction in discount brokerage trading volume. As of March 31, 2005, 197 independent registered representatives were processing securities transactions with us, compared to 169 independent registered representatives at March 31, 2004. Commission and fee revenues accounted for approximately 68% and 83% of our revenues for the three months period ended March 31, 2005 and 2004, respectively.

         Order execution trading revenues, net, for the three months ended March 31, 2005 were $1,745,901, an increase of $921,356, or 112%, from equities market-making revenues of $824,545 for the comparable period in 2004. The increase was primarily due to increased profits realized on securities held for resale, the number of securities of which we made markets and an increase in the number of transactions processed for unaffiliated broker dealers. Order execution trading revenues, net accounted for approximately 29% and 16% of our revenues for the three months period ended March 31, 2005 and 2004, respectively.

         Total operating expenses for the three months ended March 31, 2005 and 2004 were $5,699,176 and $5,385,509, respectively, an increase of $313,667 or
6%, over the same period in 2004. The results were impacted by an increase in employee compensation and benefits of $489,494 attributable to highly compensated market making personnel partially offset by a reduction of expenses in 2005 due to a waiver of compensation of $179,000 from certain key employees for the comparable period in 2004.

         For the three months ended March 31, 2005, we reported net income applicable to common stockholders of $230,834, or $.06 per basic and diluted share as compared to a restated net loss applicable to common stockholders of $72,180, or $.02 per basic and diluted share for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         At March 31, 2005, we had $3,796,563 in assets, 62% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers, which include interest bearing cash balances held with clearing brokers. Historically, we have financed our business primarily through cash generated by operations, as well as proceeds from our initial public offering and follow-on private placements of stock and debt offerings.

         Total stockholders deficit decreased $588,670, or 31%, to a deficit of $1308,937 at March 31, 2005, compared to a deficit of $ 1,897,607 at December 31, 2004, primarily due to earnings, $250,000 in common stock subscriptions sales and variable stock options credit.

         Net cash used in continuing operations for the three months ended March 31, 2005 was $208,984, and net cash used for operations for the same period in 2004 was $341,097.

         Based on currently proposed plans to raise capital and assumptions relating to the implementation of our business plan, we believe that our cash flow from operations and cash on hand will enable us to fund our planned operations for at least 12 months and thereafter. If not, or if our plans change, or our assumptions change or prove to be inaccurate, or if our operating cash flow otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, including our President and Chief Financial Officer, evaluated our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005. These officers have concluded that, based on these evaluations, these disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this period report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

         On March 31, 2005, we sold 416,667 shares of company common stock, to Vanguard Capital, LLC for $250,000. In connection with this transaction, we relied on the exemption from registration contained in Section 4(2) of the Securities act of 1933, as amended, and Regulation D promulgated thereunder.

         On January 15, 2005, we sold 50,000 shares of company common stock, to Golden Airways Capital Group, LLC for the cancellation of $50,000 of indebtedness owed by us to the purchaser. In connection with this transaction, we relied on the exemption from registration contained in Section 4(2) of the Securities act of 1933, as amended, and Regulation D promulgated thereunder.

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

                           PART II - OTHER INFORMATION
                                   (Continued)

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the three months ended March 31, 2005:

                  (i) We filed a Current Report on Form 8-K, dated February 9, 2005, with the Securities and Exchange Commission reporting an "Other Events" pursuant to Item 8.01. No financial statements were filed with this Current Report on Form 8-K.

                  (ii) We filed a Current Report on Form 8-K, dated March 10, 2005, with the Securities and Exchange Commission reporting an "Entry into a Material Definitive Agreement" pursuant to Item 1.01. No financial statements were filed with this Current Report on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 19, 2005                     EMPIRE FINANCIAL HOLDING COMPANY


                                        /s/ Donald A. Wojnowski Jr.
                                        ---------------------------
                                        Donald A. Wojnowski Jr.
                                        President
                                        (Principal Executive Officer)


                                        /s/ Rodger E. Rees
                                        ------------------
                                        Rodger E. Rees
                                        Chief Financial Officer
                                        (Principal Accounting Officer)