Form 10QSB
period 2005-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2005-08-15
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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


Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, there were 6,370,170 shares of common stock, par value $.01 per share, outstanding.

                                     PART I

                              FINANCIAL INFORMATION


                                                                        PAGE NO.

Item 1.  Financial Statements ..........................................    3

         Consolidated Statement of Financial Condition, June 30, 2005...    3

         Consolidated Statement of Income, Three Months Ended
         June 30, 2005 and 2004 ........................................    4

         Consolidated Statement of Income, Six Months Ended
         June 30, 2005 and 2004 ........................................    5

         Consolidated Statement of Cash Flows, Six Months Ended
         June 30, 2005 and 2004 ........................................    6

         Selected Notes to Unaudited Consolidated Financial Statements..    7

Item 2.  Management's Discussion and Analysis or Plan of Operation .....   11

Item 3.  Controls and Procedures .......................................   13


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...   14

Item 3.  Defaults Upon Senior Securities ...............................   14

Item 4.  Submission of Matters to a Vote of Security Holders ...........   14

Item 5.  Other Information .............................................   14

Item 6.  Exhibits ......................................................   14

Signatures .............................................................   15

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                                  JUNE 30, 2005

     ASSETS

Cash .............................................................  $ 1,704,819
Trading account securities purchased not yet sold, at fair value .    2,325,799
Receivables from brokers and dealers and clearing organizations ..    1,371,590
Deposits at clearing organization ................................      608,728
Furniture and equipment, net of accumulated depreciation .........      151,110
Prepaid expenses and other assets ................................       84,194
                                                                    -----------

        TOTAL ASSETS .............................................  $ 6,246,240
                                                                    ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Notes payable ..................................................  $   914,880
  Notes payable-10% convertible debt .............................      472,089
  Accounts payable, accrued expenses and other liabilities .......    1,074,146
  Trading account securities, sold not yet bought, at fair value .    1,157,350
  Payable to brokers, dealers and clearing organization ..........    1,223,061
                                                                    -----------

        TOTAL LIABILITIES ........................................    4,841,526
                                                                    -----------


SHAREHOLDERS' EQUITY:

  Convertible preferred stock, series B, C, and D $.01 par value,
     1,000,000 shares authorized;
     16,062 issued and outstanding ...............................          161
  Common stock, $.01 par value,
     100,000,000 shares authorized;
     6,370,170 shares issued and outstanding .....................       63,700
  Additional paid-in capital .....................................    9,110,485
  Deferred compensation ..........................................      (41,849)
  Accumulated deficit ............................................   (7,727,783)
                                                                    -----------

        TOTAL SHAREHOLDERS' EQUITY ..............................     1,404,714
                                                                    -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........  $  6,246,240
                                                                    ===========

    See accompanying notes to the selected consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    THREE MONTHS
                                                   THREE MONTHS        ENDED
                                                      ENDED         JUNE 30,2004
                                                  JUNE 30, 2005      (RESTATED)
                                                  -------------     ------------

REVENUES:
      Commissions and fees ....................    $ 3,931,694      $ 4,336,120
      Order execution trading revenues, net ...      1,054,214        1,159,528
      Interest ................................         37,812           43,857
      Other ...................................        114,238           31,190
                                                   -----------      -----------

                                                     5,137,958        5,570,695
                                                   -----------      -----------

EXPENSES:
      Employee compensation and benefits ......      1,082,488        1,006,089
      Commissions and clearing costs ..........      2,747,511        4,051,419
      Interest ................................         53,390           28,191
      Communications and data processing ......        129,647           14,431
      Regulatory provision ....................        275,000             -
      General and administrative ..............        780,943        1,368,955
                                                   -----------      -----------

                                                     5,068,979        6,469,085
                                                   -----------      -----------

NET INCOME (LOSS) .............................         68,979         (898,390)
      Accrued preferred stock dividend ........        (11,887)          (6,750)
                                                   -----------      -----------

Net income (loss) applicable to common
 shareholders .................................    $    57,092      $  (905,140)
                                                   ===========      ===========

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic and diluted ...    $      0.01      $     (0.28)
                                                   ===========      ===========

Weighted average shares outstanding:
      Basic ...................................      4,335,233        3,194,450
                                                   ===========      ===========

      Diluted .................................      5,506,593        3,194,450
                                                   ===========      ===========

    See accompanying notes to the selected consolidated financial statements

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     SIX MONTHS
                                                    SIX MONTHS         ENDED
                                                      ENDED         JUNE 30,2004
                                                  JUNE 30, 2005      (RESTATED)
                                                  -------------     ------------

REVENUES:
      Commissions and fees ....................    $ 8,017,084      $ 8,751,188
      Order execution trading revenues, net ...      2,738,901        2,088,669
      Interest ................................         87,122           83,060
      Other ...................................        231,611           72,454
                                                   -----------      -----------

                                                    11,074,718       10,995,371
                                                   -----------      -----------

EXPENSES:
      Employee compensation and benefits ......      2,386,832        1,814,938
      Commissions and clearing costs ..........      6,593,625        7,826,251
      Interest ................................         82,550           56,040
      Communications and data processing ......        185,156           47,278
      Regulatory provision ....................        275,000             -
      General and administrative ..............      1,244,992        2,110,087
                                                   -----------      -----------

                                                    10,768,155       11,854,594
                                                   -----------      -----------

NET INCOME (LOSS) .............................        306,563         (859,223)
      Accrued preferred stock dividend ........        (18,637)         (13,500)
                                                   -----------      -----------

Net income (loss) applicable to common
 shareholders .................................    $   287,926      $  (872,723)
                                                   ===========      ===========

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic................    $      0.07      $     (0.27)
                                                   ===========      ===========
Earnings (loss) per share-diluted .............    $      0.06      $     (0.27)
                                                   ===========      ===========

Weighted average shares outstanding:
      Basic ...................................      3,959,769        3,194,450
                                                   ===========      ===========

      Diluted .................................      4,539,281        3,194,450
                                                   ===========      ===========

    See accompanying notes to the selected consolidated financial statements

                             EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                              SIX MONTHS
                                                                              SIX MONTHS        ENDED
                                                                                ENDED       JUNE 30, 2004
                                                                            JUNE 30, 2005     (RESTATED)
                                                                            -------------   -------------
OPERATING ACTIVITIES:
  Net income (loss) .....................................................    $   306,563     $  (859,223)
  Adjustments to reconcile net income (loss) to net cash
   (used in) by operating activities:
    Depreciation ........................................................         27,775          14,678
    Amortization ........................................................              -          92,999
    Reversal of non-cash charge for stock ...............................       (240,000)              -
    Non-cash charge for stock issued for services .......................         21,634          76,282
    Changes in assets and liabilities:

      Trading account securities, at fair value .........................     (1,766,756)       (551,048)
      Receivable from brokers and dealers and clearing organizations ....        777,531        (243,067)
      Deposits at clearing organizations ................................       (203,958)            143
      Prepaid expenses and other assets .................................        104,407             986
      Cash overdraft ....................................................       (144,202)              -
      Accounts payable, accrued expenses and other liabilities ..........     (1,060,349)        423,484
      Payable to brokers and dealers and clearing organizations .........        952,694         617,552
                                                                             -----------     -----------

      NET CASH USED IN OPERATING ACTIVITIES .............................     (1,224,661)       (427,214)
                                                                             -----------     -----------

INVESTING ACTIVITIES:
  Purchases of furniture and equipment ..................................        (13,538)        (94,218)
                                                                             -----------     -----------
      NET CASH USED IN INVESTING ACTIVITIES .............................        (13,538)        (94,218)
                                                                             -----------     -----------

FINANCING ACTIVITIES:
      Payments on notes payable .........................................       (514,752)        (94,441)
      Proceeds from issuance of notes payable ...........................        800,000         272,089
      Proceeds from sale of common stock ................................      2,613,890               -
                                                                             -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .........................      2,899,138         177,648
                                                                             -----------     -----------

NET INCREASE IN CASH ....................................................      1,660,939        (343,786)
CASH AT BEGINNING OF YEAR ...............................................         43,880         393,283
                                                                             -----------     -----------

CASH AT END OF YEAR .....................................................    $ 1,704,819     $    49,497
                                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ............................................................    $    82,550     $    18,842
                                                                             ===========     ===========
Supplemental disclosures of Non-cash financing activities:
    Conversion of debt to equity ........................................    $   471,759     $         -
                                                                             ===========     ===========
    Marketable securities acquired through issuance
      of notes payable and warrants .....................................              -     $   225,000
                                                                             ===========     ===========

    Conversion of accounts payable to preferred stock and warrants ......    $   200,000     $         -
                                                                             ===========     ===========

    Conversion of accounts payable to debt ..............................    $   100,000     $         -
                                                                             ===========     ===========

                 See accompanying notes to the selected consolidated financial statements

                                                    6

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

2. UNCERTAINTY

         The Company is subject to pending federal and state investigations relating to its role in the trading of mutual fund shares on behalf of its customers. As of this time, the Company cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed in connection with these investigations, but the sanctions may include fines and penalties and disgorgement of profits. For the quarter ended June 30, 2005, the Company recorded a provision of $275,000 in connection with the pending investigation by the Securities and Exchange Commission.

3. NOTES PAYABLE

         At June 30, 2005, the Company had the following unsecured notes payable:

         Note-interest at prime plus 2%, principal
           and interest paid monthly, due February 2006 .............. $ 133,333

         Note-12% interest principal and interest paid monthly,
           due September 2006 ........................................   270,833

         Note-12% interest only paid monthly,
           due on demand .............................................    50,000

         Note-12% principal and interest paid monthly,
          due February 2006 ..........................................   375,000

         Non-Interest Bearing note-principal paid monthly,
          due December 2005...........................................    85,714
                                                                       ---------
                                                                       $ 914,880
                                                                       =========

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         At June 30,2005 accounts payable, accrued expenses and other liabilities consisted of the following:

         Accounts payable ...........       $  104,717
         Accrued commissions ........          223,262
         Accrued payroll ............          381,971
         Regulatory provision .......          275,000
         Other ......................           89,196
                                            ----------
                                            $1,074,146
                                            ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

5. EQUITY AND STOCK OPTION TRANSACTIONS

         During the quarter ending June 30, 2005, the Company sold 2,384,849 shares of common stock and 7,000 shares of Series B convertible preferred stock for $2,373,890 in cash. The Company issued 7,062 shares of Series C convertible preferred stock in exchange for cancellation of debt, 10,000 shares of Series A preferred stock and a severance obligation to a previous executive officer of the Company. The Company issued 2,000 shares of Series D convertible preferred stock for cancellation of a prior accounts payable balance.

         For the year ended December 31, 2004, the Company had recorded an expense of $240,000 related to the issuance of 200,000 shares to an unrelated third party as an inducement for that party to associate his Office of Supervisory Jurisdiction with the Company. The Company determined, during the quarter ending June 30, 2005, that the business relationship was not in the best interest of the Company and has cancelled the issuance of these shares and has recorded as a reduction in expense in the amount of $240,000.

         During the quarter ending June 30, 2005, an officer of the Company exercised options covering 55,629 shares of the Company's common stock, granted under the stock option plan, in a cashless exercise by delivering to the Company options covering 200,000 shares of the Company's common stock.

         The Company has a stock option plan under which employees, directors and consultants may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest annually over a five-year term for all directors, certain officers, and consultants, and expire in ten years from date of grant.

         The Company granted options to purchase 1,170,000 shares of the Company's common stock to officers and key employees during the quarter. The options have a two year vesting period and are exercisable at $2.00 per share.

         During the quarter ending June 30,2005, we sold to 3 individuals a total 300,000 shares of our common stock at $1.00 for $300,000 and 151,515 shares of our common stock to an unaffiliated limited partnership at $1.65 for $250,000.

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

         Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net income (loss) for the six months ended June 30, 2005 and 2004 would be as follows:

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                          June 30,     June 30
                                                            2005         2004
                                                                      (Restated)
                                                         ---------    ---------
Net income (loss) applicable to common stockholders:
As reported ..........................................   $ 287,926    $(872,723)
                                                         ---------    ---------
Deduct stock-based employee compensation related to
stock options determined under fair value method .....   $(214,207)   $(110,600)

Amounts charged to expense............................           -       26,580
                                                         ---------    ---------
Pro forma according to SFAS 123 ......................   $  73,719    $(956,743)
                                                         =========    =========

Net income (loss) applicable to common stockholders per share as reported:

         Basic .......................................   $    0.07    $    (.27)
                                                         =========    =========
         Diluted .....................................   $    0.06    $    (.27)
                                                         =========    =========
Pro forma according to SFAS 123:

         Basic .......................................   $    0.02    $    (.30)
                                                         =========    =========
         Diluted .....................................   $    0.02    $    (.30)
                                                         =========    =========

6. NET CAPITAL AND RESERVE REQUIREMENTS

         Empire Financial Group, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

         Net capital positions of the Company's broker dealer subsidiary were as follows at June 30, 2005:

         Ratio of aggregate indebtedness to net capital .....   2.58 to 1
         Net capital ........................................ $ 1,307,450
         Required net capital ............................... $   545,000

7. EARNINGS PER SHARE

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

                                                      Six months ended             Three months ended
Calculation of diluted net income per share:              June 30,                      June 30,
                                                          --------                      --------
Numerator:                                           2005           2004           2005           2004
                                                     ----           ----           ----           ----
Net income (loss) ............................       306,563       (859,223)        68,979       (898,390)

Accrued preferred stock dividends ............       (18,637)       (13,500)       (11,887)        (6,750)
                                                  ----------     ----------     ----------     ----------
Income attributable to common shareholders ...       287,926       (872,723)        57,092       (905,140)
Plus: preferred stock dividends-Series B and D         2,333              -          2,333              -
                                                  ----------     ----------     ----------     ----------
Income attributable to common-
shareholders-diluted .........................       290,259       (872,723)        59,425       (905,140)
                                                  ==========     ==========     ==========     ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                      Six months ended             Three months ended
                                                          June 30,                      June 30,
                                                          --------                      --------
Denominator:                                         2005           2004           2005           2004
                                                     ----           ----           ----           ----
Basic weighted average shares ................     3,959,769      3,194,450      4,335,233      3,194,450

Outstanding options ..........................             -              -         12,336              -
Outstanding warrants .........................       257,290              -        514,580              -
Series B convertible preferred stock .........       248,148              -        496,296              -
Series D convertible preferred stock .........        74,074              -        148,148              -
                                                  ----------     ----------     ----------     ----------

Diluted weighted average shares ..............     4,539,281      3,194,450      5,506,593      3,194,450
                                                  ==========     ==========     ==========     ==========
Basic and diluted income per share:

Basic income per share .......................          0.07          (0.27)          0.01          (0.28)
                                                  ==========     ==========     ==========     ==========

Diluted income per share .....................          0.06          (0.27)          0.01          (0.28)
                                                  ==========     ==========     ==========     ==========

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

                                                      Six months ended             Three months ended
                                                          June 30,                      June 30,
                                                          --------                      --------
                                                     2005           2004           2005           2004
                                                     ----           ----           ----           ----
Warrants .....................................       370,000              -        370,000              -
Stock options ................................     1,935,000        695,000      1,750,000        695,000
Series A convertible preferred stock .........       353,100              -        353,100              -
Series D convertible preferred stock .........             -        150,000              -        150,000
Convertible Notes ............................       236,045        236,045        236,045        236,045


8. INCOME TAX EXPENSE

         The Company has not recorded income tax expense for the six months ended June 30, 2005, due to utilization of net operating losses generated in prior years. Based on ownership changes that have occurred, future utilization of the net operating loss carry forwards may be limited.

9. RESTATEMENT OF JUNE 30, 2004 FINANCIAL STATEMENTS

         The Company has restated its balance sheet as of June 30, 2004 to reflect its previously unrecorded trading account securities positions at June 30, 2004. As a result, the Company's assets as of June 30, 2004 increased by $893,537 and the Company's liabilities as of June 30, 2004 increased by $939,489. The restatement reduced the Company's net income for the six months ended June 30, 2004 by $45,952 and increased the Company's accumulated deficit by the same amount at June 30, 2004.

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

RESULTS OF OPERATIONS:

         Three months ended June 30, 2005 compared to three months ended June 30, 2004:

         Total revenues for the three months ended June 30, 2005 were $5,137,958, a decrease of $432,737, or 8%, over the same period in 2004. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the three months ended June 30, 2005 were $3,931,694, a decrease of $404,426 or 9%, from our commission and fee revenues of $4,336,120 for the comparable period in 2004. The decrease was primarily due to a decrease in the number of retail client transactions processed by us on behalf of our independent registered representatives and a reduction in discount brokerage trading volume. Commission and fee revenues accounted for approximately 77% and 78% of our revenues for the three months period ended June 30, 2005 and 2004, respectively.

         Order execution trading revenues, net, for the three months ended June 30, 2005 were $1,054,214, a decrease of $105,314, or 9%, from our order execution trading revenues, net of $1,159,528, restated, for the comparable period in 2004. The decrease was primarily due to a reduction in the number of stocks in which we made a market and a decrease in securities transactions processed for unaffiliated broker dealers. Order execution, trading revenues, net, accounted for approximately 21% of our revenues for the three month periods ended June 30, 2005 and 2004.

         Total operating expenses for the three months ended June 30, 2005 and 2004 were $5,068,979 and $6,469,085 restated, respectively, a decrease of $1,400,106 or 22%, compared to the same period in 2004. This decrease was primarily due to less commissions paid to independent registered representatives in connection with lower sales and a 55% reduction in legal expenses from $383,821 during the three months ended June 30, 2004 to $172,633 for the comparable period in 2005. This decrease was partially offset by a provision of $275,000 established by us in connection with a pending investigation by the Securities and Exchange Commission relating to our role in the trading of mutual fund shares on behalf of our customers.

         For the year ended December 31, 2004, we recorded a general and administrative expense of $240,000 related to the issuance of 200,000 shares of our common stock to an unrelated third party as an inducement to him to associate his Office of Supervisory Jurisdiction with us. We determined, during the quarter ended June 30, 2005, that this business relationship was not in our best interest and have cancelled the issuance of these shares and recorded the item as a reduction in expense.

         For the three months ended June 30, 2005, we reported net income applicable to common stockholders of $57,092, or $.01 per basic and diluted share as compared to a restated net loss applicable to common stockholders of $905,140 restated, or $0.28 loss per basic and diluted share for the same period in 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

         Total revenues for the six months ended June 30, 2005 were $11,074,718, an increase of $79,347, or 1%, over $10,995,371, restated, for the same period in 2004. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the six months ended June 30, 2005 were $8,017,084 a decrease of $734,104 or 8%, from our commission and fee revenues of $8,751,188 for the comparable period in 2004. The decrease was primarily due to a decrease in the number of retail client transactions processed by us on behalf of our independent registered representatives and a reduction in discount brokerage trading volume. Commission and fee revenues accounted for approximately 71% and 79% of our revenues for the six months ended June 31, 2005 and 2004, respectively.

         Order execution trading revenues, net, for the six months ended June 30, 2005 were $2,738,901, a decrease of $650,232, or 31%, from our order execution trading revenues, net of $2,088,669, restated, for the comparable period in 2004. The decrease was primarily due to fewer transactions processed for unaffiliated broker dealers and a decrease in the number of markets in which we made a market. Order execution, trading revenues, net accounted for approximately 25% and 19% of our revenues for the six months ended June 30, 2005 and 2004, respectively.

         Other income for the six months ended June 30, 2005 increased 219% from $72,454 for the six months ended June 2004 to $231,611 for the same period in 2005 primarily due to an increase in fees earned from our investment banking activities.

         Total operating expenses for the six months ended June 30, 2005 and 2004 were $10,768,155 and $11,854,594 restated, respectively, a decrease of $1,086,439 or 9%, over the same period in 2004.

This decrease was primarily due to less commissions paid to independent registered representatives in connection with lower sales and a 43% reduction in legal expenses from $499,310 during the six months ended June 30, 2004 to $283,653 for the comparable period in 2005. This decrease was partially offset by a reserve of $275,000 established by us in connection with a pending investigation by the Securities and Exchange Commission relating to our role in the trading of mutual fund shares on behalf of our customers. The overall decrease in expenses was also partially offset by an increase in our communications expense during the six month period ended 2005 compared to the same period in 2004 by $137,878 due to increased costs associated with the addition of the New York City location and new line usage needed for the addition of an Internet based back office operations software.

         For the six months ended June 30, 2005, we reported net income applicable to common stockholders of $287,926, or $.07 per basic and $.06 diluted shares as compared to a restated net loss applicable to common stockholders of $872,723 restated, or $.27 per basic and diluted share for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         At June 30, 2005, we had $6,246,240 in assets, 59% of which consisted of cash or assets readily convertible into cash, principally interest bearing receivables from our clearing broker dealer and fund managers. We finance our business primarily through cash generated by operations, as well as follow-on private placements of stock and debt offerings.

         Stockholders' equity increased $3,302,321, or 174%, to $1,404,714 at June 30, 2005, compared to a deficit of $1,897,607 at December 31, 2004. This increase is primarily due to the sale of 2,390,478 shares of our common stock for $1,550,000, the sale of 16,062 shares of our convertible preferred stock for $823,890 and net income of $287,926 for the six months ended June 30, 2005.

         Net cash used in continuing operations for the six months ended June 30, 2005 was $1,224,661 and net cash used for operations for the same period in 2004 was $427,216 restated.

         Based on the implementation of our business plan during the quarter ended June 30,2005, we believe that our cash flow from operations and cash on hand will enable us to fund our planned operations for the foreseeable future. If not, or if market conditions change, or our assumptions change or prove to be inaccurate, or if our operating cash flow otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, including our President and Chief Financial Officer, evaluated our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005. These officers have concluded that, based on these evaluations, these disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this period report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On May 20, 2005, we sold to three individuals a total 300,000 shares of our common stock at $1.00 per share for aggregate consideration of $300,000 and we sold 151,515 shares of our common stock to an unaffiliated limited partnership at $1.65 per share for an aggregate consideration for $250,000.

         In connection with the issuance of our securities by the Company as described above, we relied on the exemption from registration contained in
Section 4(2) of the Securities act of 1933, as amended, since each transaction did not involve any public offering of securities.

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


Date:  August 15, 2005                  EMPIRE FINANCIAL HOLDING COMPANY


                                        /s/ Donald A. Wojnowski Jr.
                                        ---------------------------
                                        Donald A. Wojnowski Jr.
                                        President/CEO
                                        (Principal Executive Officer)


                                        /s/ Rodger E. Rees
                                        ------------------
                                        Rodger E. Rees
                                        Chief Financial Officer
                                        (Principal Accounting Officer)