Form 10QSB
period 2005-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2005-11-15
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

As of November 14, there were 6,370,170 shares of common stock, par value $.01 per share, outstanding.

                              FINANCIAL INFORMATION

Item 1. Financial Statements ...........................................       3

Consolidated Statement of Financial Condition, September 30, 2005 ......       3

Consolidated Statements of Operations for the Three Months Ended
   September 30, 2005 and 2004 .........................................       4

Consolidated Statements of Operations for the Nine Months Ended
   September 30, 2005 and 2004 .........................................       5

Consolidated Statements of Cash Flows for Nine Months Ended September
   30, 2005 and 2004 ...................................................       6

Selected Notes to Unaudited Consolidated Financial Statements ..........       7

Item 2. Management's Discussion and Analysis or Plan of Operation ......      12

Item 3. Controls and Procedures ........................................      16

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings ..............................................      16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....      16

Item 3. Defaults Upon Senior Securities ................................      16

Item 4. Submission of Matters to a Vote of Security Holders ............      16

Item 5. Other Information ..............................................      16

Item 6. Exhibits .......................................................      16

Signatures .............................................................      17

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                               SEPTEMBER 30, 2005

                                     ASSETS

Cash and cash equivalents.........................................  $ 1,060,968
Trading account securities purchased not yet sold,
   at fair value .................................................    1,276,270
Receivables from brokers and dealers and
   clearing organizations ........................................    1,537,909
Deposits at clearing organization ................................      613,619
Furniture and equipment, net of accumulated depreciation .........      156,617
Prepaid expenses and other assets ................................       78,699
Deferred tax asset ...............................................    1,396,000
Restricted cash ..................................................      275,000
                                                                    -----------
        TOTAL ASSETS .............................................  $ 6,395,082
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Notes payable .................................................    1,102,807
   Accounts payable, accrued expenses and other liabilities ......    1,191,851
   Trading account securities, sold not yet bought,
   at fair value .................................................      409,132
   Payable to brokers, dealers and clearing organization .........      747,233
                                                                    -----------
        TOTAL LIABILITIES ........................................    3,451,023
                                                                    -----------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, series B, C, and D $.01 par value,
      1,000,000 shares authorized;
      16,062 issued and outstanding ..............................          161
  Common stock, $.01 par value,
      100,000,000 shares authorized;
      6,370,170 shares issued and outstanding ....................       63,700
  Additional paid-in capital .....................................    9,084,685
  Deferred compensation ..........................................      (41,849)
  Accumulated deficit ............................................   (6,162,638)
                                                                    -----------
        TOTAL SHAREHOLDERS' EQUITY ...............................    2,944,059
                                                                    -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $ 6,395,082
                                                                    ===========

    See accompanying selected notes to the consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS
                                                   THREE MONTHS       ENDED
                                                      ENDED       September 30,
                                                  September 30,        2004
                                                      2005          (RESTATED)
                                                  -------------   -------------

REVENUES:
Commissions and fees ...........................  $   4,143,363   $   3,188,026
Trading income .................................      2,009,452         885,691
Interest .......................................         64,258          39,144
Investment banking income ......................        120,000               -
Other ..........................................        109,927          30,000
                                                  -------------   -------------
                                                      6,447,000       4,142,861
                                                  -------------   -------------

EXPENSES:
Employee compensation and benefits .............      1,112,805         943,537
Commissions and clearing costs .................      4,452,681       3,184,778
General and administrative .....................        576,027         345,156
Interest .......................................         38,932          13,895
Communications and data processing .............         66,919          35,985
                                                  -------------   -------------
                                                      6,247,364       4,523,351
                                                  -------------   -------------
Income (loss) before provision for
   income tax ..................................        199,636        (380,490)
Provision for tax benefits .....................      1,384,000               -
                                                  -------------   -------------
Net income (loss) ..............................      1,583,636        (380,490)

Accrued preferred stock dividend ...............        (18,492)         (6,750)
                                                  -------------   -------------
Net income (loss) applicable to common
   shareholders ................................  $   1,565,144   $    (387,240)
                                                  =============   =============

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic and diluted ....  $        0.25   $       (0.12)
                                                  =============   =============
Earnings (loss) per share-diluted ..............  $        0.21   $       (0.12)
                                                  =============   =============
Weighted average shares outstanding:
      Basic ....................................      6,370,170       3,194,450
                                                  =============   =============
      Diluted ..................................      7,388,456       3,194,450
                                                  =============   =============

    See accompanying selected notes to the consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   NINE MONTHS
                                                   NINE MONTHS        ENDED
                                                      ENDED       SEPTEMBER 30,
                                                  SEPTEMBER 30,       2004
                                                       2005        (RESTATED)
                                                  -------------   -------------

REVENUES:
Commissions and fees ...........................  $  12,240,206   $  11,939,214
Trading income .................................      4,813,481       2,974,360
Interest .......................................        151,628         122,204
Investment banking income ......................        253,910               -
Other ..........................................        240,771         102,454
                                                  -------------   -------------
                                                     17,699,996      15,138,232
                                                  -------------   -------------

EXPENSES:
Employee compensation and benefits .............      3,502,849       2,758,475
Commissions and clearing costs .................     11,267,691      11,220,519
General and administrative .....................      2,142,770       2,245,753
Interest .......................................        121,481          69,935
Communications and data processing .............        159,006          83,263
                                                  -------------   -------------
                                                     17,193,797      16,377,945
                                                  -------------   -------------
Income (loss) before provision for
   income tax ..................................        506,199      (1,239,713)
Provision for tax benefits .....................      1,384,000               -
                                                  -------------   -------------
Net income (loss) ..............................      1,890,199      (1,239,713)

Accrued preferred stock dividend ...............        (37,129)        (20,250)
                                                  -------------   -------------
Net income (loss) applicable to
   common shareholders .........................  $   1,853,070   $  (1,259,963)
                                                  =============   =============

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic ................  $        0.39   $       (0.39)
                                                  =============   =============
Earnings (loss) per share-diluted ..............  $        0.34   $       (0.39)
                                                  =============   =============
Weighted average shares outstanding:
      Basic ....................................      4,772,065       3,194,450
                                                  =============   =============
      Diluted ..................................      5,399,468       3,194,450
                                                  =============   =============

    See accompanying selected notes to the consolidated financial statements.

                        EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                   NINE MONTHS
                                                                   NINE MONTHS        ENDED
                                                                      ENDED       SEPTEMBER 30,
                                                                  SEPTEMBER 30,        2004
                                                                       2005         (RESTATED)
                                                                  -------------   -------------
Operating activities:

Net income (loss) .............................................   $   1,890,199   $  (1,239,713)

Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
Depreciation ..................................................          46,526          18,315
Amortization ..................................................          21,833         133,823
Non-cash charge for stock issued for services .................               -          26,018
Net loss on sale of marketable securities .....................               -         209,262
Reversal of non-cash charge for stock .........................        (240,000)              -
Non cash charge for stock issued for services .................          21,634               -
Accrued settlement charges ....................................         275,000               -
Deferred tax benefit...........................................      (1,396,000)              -

Changes in assets and liabilities:

Trading account securities, at fair value .....................      (1,465,447)              -
Receivable from brokers and dealers and
   clearing organizations .....................................         611,212        (262,388)
Deposits at clearing organizations ............................        (208,847)         50,491
Prepaid expenses and other assets .............................         109,902         (22,876)
Cash overdraft ................................................        (144,202)              -
Accounts payable, accrued expenses and
   other liabilities ..........................................      (1,109,400)        608,841
Payable to brokers and dealers and clearing
   organizations ..............................................         476,866          (1,641)
                                                                  -------------   -------------

Net cash used in operating activities .........................      (1,110,724)       (479,868)
                                                                  -------------   -------------

Investing activities:
Proceeds from sale of marketable securities ...................               -         117,290
Purchases of furniture and equipment ..........................         (66,270)       (106,701)
Restricted cash ...............................................        (275,000)              -
                                                                  -------------   -------------
Net cash used in investing activities .........................        (341,270)         10,589
                                                                  -------------   -------------
Financing activities:
Payments on notes payable-related party .......................               -        (125,000)
Proceeds from issuance of notes payable .......................         800,000         272,089
Payments on notes payable .....................................        (798,910)        (11,111)
Proceeds from sale of stock ...................................       2,613,890               -
Dividends paid on preferred stock .............................         (34,875)              -
Fees paid for sale of stock ...................................        (111,023)
                                                                  -------------   -------------
Net cash provided by financing activities .....................       2,469,082         135,978
                                                                  -------------   -------------

Net increase(decrease)in cash and cash equivalents ............       1,017,088        (333,301)
Cash and cash equivalents at beginning of period ..............          43,880         393,283
                                                                  -------------   -------------

Cash and cash equivalents at end of period.....................   $   1,060,968   $      59,982
                                                                  =============   =============

Supplemental cash flow information:
   Cash paid during the year for:
Interest ......................................................   $     109,838   $      45,531
                                                                  =============   =============

Supplemental disclosures of non-cash financing activities:

Conversion of debt to equity ..................................   $     471,759   $           -
                                                                  =============   =============
Marketable securities acquired through issuance
   of notes payable valued at $100,000 and warrants
   valued at $125,000 .........................................               -   $     225,000
                                                                  =============   =============
Accrued preferred stock dividend ..............................   $      26,628          20,250
                                                                  =============   =============

Conversion of accounts payable to preferred
   stock and warrants .........................................   $     200,000   $           -
                                                                  =============   =============

Conversion of accounts payable to debt ........................   $     100,000   $           -
                                                                  =============   =============

            See accompanying selected notes to the consolidated financial statements.

                                                6

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

2. CONTINGENCIES

         The Company is subject to pending federal and state investigations relating to its role in the trading of mutual fund shares on behalf of its customers. As of this time, the Company cannot determine the nature or severity of any legal or other regulatory sanctions that may be imposed in connection with these investigations, but the sanctions may include fines and penalties and disgorgement of profits. For the quarter ended June 30, 2005, the Company recorded a provision of $275,000 in connection with the pending investigation by the Securities and Exchange Commission. The Company has executed an agreement with the Miami office of the Securities and Exchange Commission and is waiting final approval of the Securities and Exchange's Washington D.C. office. The Company has deposited $275,000 with an independent escrow holder pending this final approval, and the deposit is reflected as restricted cash on the statement of financial condition.

         In accordance with rules and regulations of the American Stock Exchange
(AMEX), the Company is below Amex's continued listing standards as a result of losses incurred during the fiscal years 2002, 2003 and 2004 in combination with stockholders' equity being below the minimum requirement of $4 million.

The Company submitted a plan of compliance to Amex and presented its plan to Amex on July 21, 2004. Based on Empire Financials plan and supporting documentation, the American Stock Exchange granted the Company an extension until November 12, 2005 to regain compliance with the continued listing standards. As of the date of this report, the Company has not satisfied the minimum requirement of $4 million in stockholders' equity. The Company is having discussions with the Amex and has presented updated financial information reporting shareholders' equity of approximately $2.944 million at September 30,2005. The Company intends to apply for an additional extension of time in order for it to remain listed on the Amex. There can be no assurances that Amex will continue to allow the Company to remain listed on their exchange.

3. NOTES PAYABLE

At September 30, 2005 the Company had the following unsecured notes payable:

Note payable in equal monthly installments of $16,666 plus
   interest at prime plus 2%, payable through February 2006......   $     83,333

Note payable in equal monthly installments of $18,056 plus
   interest at 12% per annum, payable through September 2006.....        216,667

Note payable due February 2006. The note calls for interest
   only to be paid monthly at a rate of 12% per annum. The note
   is due on demand..............................................         50,000

Note payable in equal monthly installments of $49,009 including
   interest at 12% per annum, payable through February 2006......        237,861

Note payable in equal monthly principal payments of $14,286
   through December 2005. The note is non-interest bearing.......         42,857

Convertible notes payable to various individuals. These notes call for semi-annual interest payments to be made and bear an interest rate of 10% per annum. These notes are convertible into common shares at $2.00 per share. If the notes are not converted into the Company's common stock, the entire
   outstanding balance is due on December 26, 2006...............        472,089
                                                                    ------------

                                                                    $  1,102,807
                                                                    ============

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At September 30, 2005 accounts payable, accrued expenses and other liabilities consisted of the following:

         Accounts payable ...................   $    59,750
         Accrued commissions ................       465,187
         Accrued payroll ....................       341,646
         Regulatory provision
            funded as restricted cash .......       275,000
         Provision for income taxes .........        12,000
         Accrued interest ...................        11,640
         Accrued preferred stock dividends ..        26,628
                                                -----------
                                                $ 1,191,851
                                                ===========

5. EQUITY AND STOCK OPTION TRANSACTIONS

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net income (loss) for the nine months ended September 30, 2005 and 2004 would be as follows:

                                                                   NINE MONTHS
                                                  NINE MONTHS         ENDED
                                                     ENDED        SEPTEMBER 30,
                                                 SEPTEMBER 30,        2004
                                                     2005          (RESTATED)
                                                 -------------    -------------
Net income (loss) applicable to common
   stockholders as reported: ................        1,853,070    $  (1,259,963)
                                                 -------------    -------------
Deduct stock-based employee compensation
   related to stock options determined under
   fair value method ........................    $    (206,496)   $     (34,648)

Amounts charged to expense ..................                -          (87,786)
                                                 -------------    -------------
Pro forma according to SFAS 123 .............    $   1,646,574    $  (1,382,397)
                                                 =============    =============

Net income (loss) applicable to common
   stockholders per share as reported:

Basic .......................................    $        0.39    $        (.39)
                                                 =============    =============
Diluted .....................................    $        0.34    $        (.39)
                                                 =============    =============
Pro forma according to SFAS 123:

Basic .......................................    $        0.35    $        (.43)
                                                 =============    =============
Diluted .....................................    $        0.31    $        (.43)
                                                 =============    =============

6. NET CAPITAL AND RESERVE REQUIREMENTS

Empire Financial Group, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

Net capital positions of the Company's broker dealer subsidiary were as follows at September 30, 2005:

Ratio of aggregate indebtedness to net capital .....     1.18 to 1
Net capital ........................................   $ 1,656,003
Required net capital ...............................   $   541,500

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

Calculation of diluted net income per share is as follows:

                                          Nine months ended        Three months ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
Numerator:                                2005         2004          2005         2004
                                       ----------   ----------   -----------   ---------
Net income (loss) ..................    1,890,199   (1,239,713)    1,583,636    (380,490)
Less: Preferred stock dividends ....      (37,129)     (20,250)      (18,492)     (6,750)
                                       ----------   ----------   -----------   ---------
Net income (loss) applicable
   to common shareholders ..........    1,853,070   (1,259,963)    1,565,144    (387,240)

Add: preferred stock dividends-
 Series B, C and D .................       26,854            -        18,717           -
                                       ----------   ----------   -----------   ---------
Income (loss)applicable to common-
 shareholders-diluted ..............    1,879,924   (1,259,963)    1,583,861    (387,240)
                                       ==========   ==========   ===========   =========

                                          Nine months ended        Three months ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
Denominator:                              2005         2004         2005          2004
                                       ----------   ----------   -----------   ---------
Basic weighted average shares           4,772,065    3,194,450     6,370,170   3,194,450

Outstanding options ................       56,937            -       249,952           -
Outstanding warrants ...............            -            -        46,667           -
Series B convertible
   preferred stock .................      570,466            -     1,166,667           -
Series B convertible
   preferred stock .................            -            -       353,100           -
Series D convertible
   preferred stock .................            -            -       100,000           -
Convertible notes ..................            -            -       238,045           -
                                       ----------   ----------   -----------   ---------

Diluted weighted average shares ....    5,399,468    3,194,450     7,388,456   3,194,450
                                       ==========   ==========   ===========   =========
Basic and diluted income per share:

Basic income per share .............         0.39        (0.39)         0.25       (0.12)
                                       ==========   ==========   ===========   =========

Diluted income per share ...........         0.35        (0.39)         0.21       (0.12)
                                       ==========   ==========   ===========   =========

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

                                          Nine months ended        Three months ended
                                             September 30,            September 30,
                                       -----------------------   -----------------------
                                          2005         2004          2005        2004
                                       ----------   ----------   -----------   ---------
Warrants ...........................      430,000            -             -           -
Stock options ......................    1,390,000            -             -
Series A convertible
   preferred stock .................       76,654            -             -           -
Series C convertible
   preferred stock .................      172,656            -             -           -
Series D convertible
   preferred stock .................       48,897            -             -           -
Convertible notes ..................      236,045            -             -           -

8. INCOME TAXES

The provision for tax benefits consists of the following:

              Current.........      (12,000)
              Deferred .......    1,396,000
                                  ---------
                                  1,384,000
                                  =========

         The deferred tax benefit is due to the reduction in the valuation allowance of $1,396,000. Management, based on current operations, future projections and their business plan for expansion, estimates that the deferred tax asset, arising principally from net operating loss carryforwards, will be utilized in the future, even though limited to approximately $600,000 per year by section 382 of the Internal Revenue Code due to a change in control of the Company. The Company presently has net operating carryforwards of approximately $3,500,000 as of December 31, 2004.

9. RESTATEMENT OF SEPTEMBER 30, 2004 FINANCIAL STATEMENTS

         The Company has restated its balance sheet as of September 30, 2004 to reflect its previously unrecorded trading account securities positions at September 30, 2004. As a result, the Company's assets as of September 30, 2004 increased by $1,766,067 and the Company's liabilities increased by $1,867,618. The restatement increased the Company's net loss for the three months and nine months ended September 30, 2004 by $45,951 and $101,551, respectively and increased the Company's accumulated deficit by $101,551 at September 30,2004.

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

RESULTS OF OPERATIONS:

         Three months ended September 30, 2005 compared to three months ended September 30, 2004:

         Total revenues for the three months ended September 30, 2005 were $6,447,000, a increase of $2,304,139, or 56%, over total revenues of $4,142,861 for the same period in 2004. This increase is primarily due to the reasons described below:

         Commissions and fee revenues for the three months ended September 30, 2005 were $4,143,363, a increase of $955,337 or 30%, from our commission and fee revenues of $3,188,026 for the comparable period in 2004. The upward trend was primarily due to an increase in the number of retail client transactions and an increase in trading of higher profit equity transactions processed by us on behalf of our independent registered representatives and new offices opened by the Company in New York City and Boca Raton, Florida. Commission and fee revenues accounted for approximately 65% and 78% of our revenues for the three months period ended September 30, 2005 and 2004, respectively.

         Our Company processes securities orders for other broker dealers, known as market making, as well as maintains an inventory of equities for our own account. We make profits on how well we buy and sell these stocks to other broker dealers and how well the stocks that we maintain in our inventory perform over a short time period. We include both of these types of transactions in our financial statements in the line item, trading income.

         For the three months ended September 30, 2005 our trading income was $2,009,452, an increase of $1,123,761, or 127%, over our trading income of $885,691, restated, for the comparable period in 2004. Our trading income includes unrealized gains, measured by comparing our cost to the current market value, of $252,016 on security positions for the three months ended September 30, 2005 as compared to unrealized losses of $45,951 for the three months ended September 30,2004. The increase was primarily due to managing the number of stocks in which we made a market, the maturation of our trading department and an increase in the number of broker dealers that began to process transactions through our Company. Trading income accounted for approximately 31% and 21%, of our total revenues for the three month periods ended September 30, 2005 and 2004, respectively.

         Other revenues consists of miscellaneous revenues from our trading activities, and reimbursements for licensing, insurance and bonding costs from our independent registered representative network.

         Employee compensation and benefits increased 18% to $1,112,804 for the three months ending September 30, 2005 from $943,537 for the same period in 2004. This increase is due to hiring new employees to service our independent registered representative base and our market making activities as well as staffing needed for our new offices in Boca Raton, Florida and New York, New York.

         Commissions and clearing costs were $4,452,681 and $3,184,778 for the three months ending September 30, 2005 and 2004, respectively. The increase of $1,267,903, or 40%, was primarily due to more commissions paid to independent registered representatives and our commission based traders in connection with increased retail sales and an increase in revenues associated with our market making activities.

         General and administrative expense for the three months ending September 30, 2005 increased 67% from $345,156 to $576,027 over September 30, 2004 general and administrative expenses. The increase is due primarily to rent paid on our two new office locations, increased travel associated with the start up of those offices and technology expenditures associated with the new offices. We also implemented new back office operations software that will enhance the ability for our registered representative base to access information using the internet.

         Total operating expenses for the three months ended September 30, 2005 and 2004 were $6,247,364 and $4,523,351, respectively, an increase of $1,724,013 or 38%, compared to the same period in 2004.

         The provision for tax benefits was $1,384,000 for the three months ended September 30, 2005 as compared to -0- for the same period in 2004. The provision for tax benefit includes a decrease of $1,396,000 for the valuation allowance of the deferred tax assets. It is management's belief that the net operating loss carryforwards will be utilized in the future based on our current profitable operations, future proforma operating statements and the Company's business plan for expansion.

         For the three months ended September 30, 2005, we reported net income applicable to common stockholders of $1,565,144 or $.25 per basic and $.22 per diluted share as compared to a restated net loss applicable to common stockholders of $387,240 restated, or $0.12 loss per basic and diluted share for the same period in 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

         Total revenues for the nine months ended September 30, 2005 were $17,699,996 an increase of $2,561,764, or 17%, over $15,138,232,, restated, for the same period in 2004. This increase is primarily due to reasons described below:

         Commissions and fee revenues for the nine months ended September 30, 2005 were $12,240,206, an increase of $300,992, or 3%, from our commission and fee revenues of $11,939,214 for the comparable period in 2004. The increase was primarily due to a increase in the number of retail client transactions processed by us on behalf of our independent registered representatives and an increase in trading of higher profit equity transactions processed by us on behalf of our independent registered representatives in new offices opened by the Company in New York City and Boca Raton, Florida. Commissions and fee revenues accounted for approximately 70% and 79% of our revenues for the nine months ended September 30, 2005 and 2004, respectively.

         Trading income for the nine months ended September 30, 2005 was $4,813,481, an increase of $1,839,121 or 62%, from our trading income of $2,974,360, restated, for the comparable period in 2004. The increase was primarily due to more transactions processed for unaffiliated broker dealers. Trading income accounted for approximately 28% and 20% of our revenues for the nine months ended September 30, 2005 and 2004, respectively. Included in trading income are unrealized gains on our stock inventory account of $255,934 and losses of $101,552 as restated for the nine months ending September 30, 2005 and 2004, respectively.

         Other income for the nine months ended September 30, 2005 increased 135% from $102,454 for the nine months ended September 2004 to $240,771 for the same period in 2005 primarily due to an increase in fees collected from our registered representatives for reimbursement of licensing fees, insurance and miscellaneous processing fees.

         Total operating expenses for the nine months ended September 30, 2005 and 2004 were $17,193,797 and $16,377,945 respectively, for an increase of $815,852, or 5%, over the same period in 2004.

         This increase was primarily due to more commissions paid to independent registered representatives in connection with increased sales. We also increased our interest costs and communications and data processing expenses by 74% and 91%, respectively, over the nine month period ended September 2004. The increase in our communications and data processing was primarily attributable to costs associated with the addition of the New York City location and new line usage and programming costs for our Internet based back office operations software.

         The provision for tax benefits was $1,384,000 for the nine months ended September 30, 2005 as compared to -0- for the same period in 2004. The provision for tax benefit includes a decrease of $1,396,000 for the valuation allowance of the deferred tax assets. It is management's belief that the net operating loss carryforwards will be utilized in the future based on our current profitable operations, future proforma operating statements and the Company's business plan for expansion.

         For the nine months ended September 30, 2005, we reported net income applicable to common stockholders of $1,853,070, or $.39 per basic and $.35 per diluted shares as compared to a restated net loss applicable to common stockholders of $1,259,563 restated, or $.39 per basic and diluted share for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet, with the majority of our assets consisting of cash and cash equivalents and receivables from brokers, dealers, and clearing brokers arising from customer-related securities transactions.

         At September 30, 2005, we had $6,395,082 in assets, 70% of which consisted of cash or assets readily convertible into cash, principally interest bearing receivables from our clearing broker dealer, deposits held by our clearing firm and receivables from fund managers. We finance our business primarily through cash generated by operations, as well as private placements of stock and debt offerings. We recorded a deferred tax asset of $1,396,000 arising principally due to prior net operating losses which management believes will be used to offset future tax liabilities.

         Stockholders' equity increased $4,841,666, or 255%, to $2,944,059 at September 30, 2005, compared to a deficit of $1,897,607 at December 31, 2004. This increase is primarily due to the sale of 2,390,478 shares of our common stock for $1,790,000, the sale of 16,062 shares of our convertible preferred stock for $823,890 and net income of $1,890,199 for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2005 included a provision for tax benefits of $ 1,384,000 which represents 73% of our reported net income.

         Net cash used in continuing operations for the nine months ended September 30, 2005 was $1,110,724 and net cash used for operations for the same period in 2004 was $479,868 as restated.

         In accordance with rules and regulations of the American Stock Exchange
(AMEX), the Company is below Amex's continued listing standards as a result of losses incurred during the fiscal years 2002, 2003 and 2004 in combination with stockholders' equity being below the minimum requirement of $4 million.

         The Company submitted a plan of compliance to Amex and presented its plan to Amex on July 21, 2004. Based on Empire Financials plan and supporting documentation, the American Stock Exchange granted the Company an extension until November 12, 2005 to regain compliance with the continued listing standards. As of the date of this report, the Company has not satisfied the minimum requirement of $4 million in stockholders' equity. The Company is having discussions with the Amex and has presented updated financial information reporting shareholders' equity of approximately $2.944 million at September 30,2005. The Company intends to apply for an additional extension of time in order for it to remain listed on the Amex. There can be no assurances that Amex will continue to allow the Company to remain listed on their exchange.

         Based on the continued implementation of our business plan during the quarter ended September 30, 2005, we believe that our cash flow from operations and cash on hand will enable us to fund our planned operations for the foreseeable future. If not, or if market conditions change, or our assumptions change or prove to be inaccurate, or if our operating cash flow otherwise proves to be insufficient to implement our business plans, we may require additional financing and may seek to raise funds through subsequent equity or debt financings. We cannot be assured that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, including our President and Chief Financial Officer, evaluated our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005. These officers have concluded that, based on these evaluations, these disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this period report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

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

Date: November 14, 2005                    EMPIRE FINANCIAL HOLDING COMPANY

                                        /s/ Donald A. Wojnowski Jr.
                                        ------------------------------
                                        Donald A. Wojnowski Jr.
                                        President/CEO
                                        (Principal Executive Officer)

                                        /s/ Rodger E. Rees
                                        ------------------------------
                                        Rodger E. Rees
                                        Chief Financial Officer
                                        (Principal Accounting Officer)