Form 10QSB/A
period 2005-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2005-11-15
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS
                                                   THREE MONTHS       ENDED
                                                      ENDED       September 30,
                                                  September 30,        2004
                                                      2005          (RESTATED)
                                                  -------------   -------------

REVENUES:
Commissions and fees ...........................  $   4,143,363   $   3,188,026
Trading income .................................      2,009,452         885,691
Interest .......................................         64,258          39,144
Investment banking income ......................        120,000               -
Other ..........................................        109,927          30,000
                                                  -------------   -------------
                                                      6,447,000       4,142,861
                                                  -------------   -------------

EXPENSES:
Employee compensation and benefits .............      1,112,805         943,537
Commissions and clearing costs .................      4,452,681       3,184,778
General and administrative .....................        576,027         345,156
Interest .......................................         38,932          13,895
Communications and data processing .............         66,919          35,985
                                                  -------------   -------------
                                                      6,247,364       4,523,351
                                                  -------------   -------------
Income (loss) before provision for
   income tax ..................................        199,636        (380,490)
Provision for tax benefits .....................      1,384,000               -
                                                  -------------   -------------
Net income (loss) ..............................      1,583,636        (380,490)

Accrued preferred stock dividend ...............        (18,492)         (6,750)
                                                  -------------   -------------
Net income (loss) applicable to common
   shareholders ................................  $   1,565,144   $    (387,240)
                                                  =============   =============

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic and diluted ....  $        0.25   $       (0.12)
                                                  =============   =============
Earnings (loss) per share-diluted ..............  $        0.18   $       (0.12)
                                                  =============   =============
Weighted average shares outstanding:
      Basic ....................................      6,370,170       3,194,450
                                                  =============   =============
      Diluted ..................................      8,522,601       3,194,450
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

Calculation of diluted net income per share is as follows:

                                          Nine months ended        Three months ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
Numerator:                                2005         2004          2005         2004
                                       ----------   ----------   -----------   ---------
Net income (loss) ..................    1,890,199   (1,239,713)    1,583,636    (380,490)
Less: Preferred stock dividends ....      (37,129)     (20,250)      (18,492)     (6,750)
                                       ----------   ----------   -----------   ---------
Net income (loss) applicable
   to common shareholders ..........    1,853,070   (1,259,963)    1,565,144    (387,240)

Add: preferred stock dividends-
 Series B, C and D .................       26,854            -        18,717           -
                                       ----------   ----------   -----------   ---------
Income (loss)applicable to common-
 shareholders-diluted ..............    1,879,924   (1,259,963)    1,583,861    (387,240)
                                       ==========   ==========   ===========   =========

                                          Nine months ended        Three months ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
Denominator:                              2005         2004         2005          2004
                                       ----------   ----------   -----------   ---------
Basic weighted average shares           4,772,065    3,194,450     6,370,170   3,194,450

Outstanding options ................       56,937            -       249,952           -
Outstanding warrants ...............            -            -        46,667           -
Series B convertible
   preferred stock .................      570,466            -     1,166,667           -
Series B convertible
   preferred stock .................            -            -       353,100           -
Series D convertible
   preferred stock .................            -            -       100,000           -
Convertible notes ..................            -            -       236,045           -
                                       ----------   ----------   -----------   ---------

Diluted weighted average shares ....    5,399,468    3,194,450     8,522,601   3,194,450
                                       ==========   ==========   ===========   =========
Basic and diluted income per share:

Basic income per share .............         0.39        (0.39)         0.25       (0.12)
                                       ==========   ==========   ===========   =========

Diluted income per share ...........         0.35        (0.39)         0.19       (0.12)
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

         Other revenues consist of miscellaneous revenues from our trading activities, and reimbursements for licensing, insurance and bonding costs from our independent registered representative network.

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

         For the three months ended September 30, 2005, we reported net income applicable to common stockholders of $1,565,144 or $.25 per basic and $.18 per diluted share as compared to a restated net loss applicable to common stockholders of $387,240 restated, or $0.12 loss per basic and diluted share for the same period in 2004.

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

Date: November 15, 2005                    EMPIRE FINANCIAL HOLDING COMPANY

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