Form 10KSB
period 2005-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2006-03-20
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          Commission File No.: 1-31292

                        EMPIRE FINANCIAL HOLDING COMPANY
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   Florida                                 56-3627212
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                       2170 West State Road 434, Suite 100
                       Suite 100, Longwood, Florida 32779
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its fiscal year ended December 31, 2005:
$22,485,731.

         The aggregate market value of the voting stock held by non-affiliates of the Company as of March 20, 2006 computed by reference to the average bid and asked prices of registrant's common stock reported on the American Stock Exchange on such date was $5,959,420.

         The number of shares of outstanding registrant's Common Stock, $.01 par value per share, as of March 20, 2006 was 6,889,005.

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1  Description of Business ...................................   4

         Item 2  Description of Property ...................................  16

         Item 3  Legal Proceedings .........................................  17

         Item 4  Submission of Matters to a Vote of Security Holders .......  17

PART II

         Item 5  Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuers Purchases of Equity Securities......  18

         Item 6  Management's Discussion and Analysis or Plan of Operation..  21

         Item 7  Financial Statements ......................................  32

         Item 8  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  32

         Item 8A Controls and Procedures....................................  32

         Item 8B Other Information..........................................  32

Part III

         Item 9  Directors and Executive Officers of the Registrant.........  32

         Item 10 Executive Compensation.....................................  32

         Item 11 Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ................  32

         Item 12 Certain Relationships and Related Transactions.............  32

         Item 13 Exhibits, List and Reports on Form 8-K ....................  33

         Item 14 Principal Accountant Fees and Services.....................  32

         This Annual Report on Form 10-KSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this 10-KSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company ("EFH" or the "Company") and our wholly-owned subsidiaries; Empire Financial Group, Inc. ("EFG") and Empire Investment Advisors, Inc. ("EIA")

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

         We provide a broad range of securities brokerage, asset management and market making services to individual investors, independent registered representatives, unaffiliated broker dealers and institutional and wholesale customers in all 50 states and also in Europe, Asia and other locations. We also offer investment advisory, investment banking and corporate financing services.

GROWTH STRATEGY

         Our current growth strategy commenced in mid-2005 with management changes and our recapitalization. The establishment and initial implementation of strong financial and management control systems allowed us to make more timely management decisions, begin to optimize revenues and better monitor and control expenses. With these controls in place and the new capital investment, we expect to increase revenues, margins and profits from our market making and institutional trading activities, expand investment banking activities, initiated in 2005, recruit quality registered representatives, and maximize revenues from an increasing offering of financial products.

         We will continue to recruit entrepreneurial financial advisors with established customer bases who generate substantial income and who desire independence in conducting their business. Historically, these financial advisors have been primarily independent contractors. We offer them flexibility in selecting investment products best suited to their customers' investment objectives, and supervision over branch office operations as required for regulatory compliance. In return, the financial advisors pay the capital costs and most operating expenses associated with their branch offices. Independent ownership and operation of branch offices enables us to expand our business with relatively minimal capital outlay and without a proportionate increase in either capital costs or operating expenses. As our ability to offer investment banking products to our independent representatives develops, we believe we will attract additional representatives interested in this type of financial services.

         We have implemented a new back office and field operations system along with a new accounting system which will enhance our ability to grow and provide our independent financial advisor base and their clients with up-to-date on-line information management. It will provide our back office support system with the tools to greatly increase our productivity without significantly increasing personnel and other service costs. This will allow us to service a significantly larger volume of business through a greater number of financial advisors. This software implementation and conversion process was largely completed in the fourth quarter of 2005 with the field operations internet based system currently being implemented. We believe that these activities and the systems necessary to support them will allow us to potentially double our number of representatives by 2007.

         We also intend to continue to service, other broker dealers as well as our independent and in house financial advisor base. We plan to expand the number of securities for which we make a market and aggressively market our established order execution capabilities to additional domestic and international broker dealers, hedge funds and institutions. We intend to capitalize by offering the underserved small to mid-size institutions services usually reserved for larger institutional clients. We will continue to strengthen our relationships with customers by offering our electronic trade routing, market making services, delivery and execution systems in addition to traditional telephonic order capabilities. Continued implementation of these strategies will increase our transaction volume thus increasing our net trading revenues. We also believe that the recent improvements in our capital structure and profitability provides the platform to allow us to increase the number of markets and transactions we process for unaffiliated broker dealers and institutions.

         As part of our growth strategy, in September of 2005 we opened an institutional and corporate finance office in New York City with a satellite institutional office in New Jersey. These new offices enable us to service small to mid-size quality institutions by offering them execution services and early to mid-stage investment opportunities.

BROKERAGE SERVICES

         FULL SERVICE RETAIL BROKERAGE SERVICES

         We provide full service brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. Trained registered representatives execute buy and sell orders for customers for stocks, bonds, traded options, commodities, and financial derivatives and, where requested, provide account management, advisory information and oversight services. Our customers also receive back office support, client statements and reports, branch office regulatory compliance support and advisory services. Approximately 73% of our 2005 revenues and approximately 75% of our 2004 revenues were derived from commissions and fees generated in connection with our retail financial brokerage services.

         To expand out full service brokerage operation, in 2005 we opened an office in Boca Raton, Florida employing four salaried registered representatives who will market our brokerage services in the lucrative South Florida area. We have merged our previously established south Florida market making and trading operations with the Boca Raton retail operation to consolidate our operating costs and improve the economies of scale. We plan to expand this operation in 2006.

         SUPPORT SERVICES FOR INDEPENDENT BROKER NETWORK

         We also provide back office and administrative functions for a nationwide network of independent registered representatives, who process securities transactions through us. As of December 31, 2005 approximately 180 independent registered representatives in 26 independently owned offices, were being supported through our capital management division. The services provided include order execution, client statements and reports, branch office regulatory compliance support and advisory services, for which we receive a transaction fee, reimbursement of licensing and insurance costs and a participation in their revenues. They also utilize our execution, market making and web-based services to provide access to investments to their client base. These representatives provide their own offices and typically pay all of their office overhead and marketing expenses.

         As part of our efforts to expand this independent broker network, we recruit experienced and productive independent financial advisors by offering them an attractive compensation package and the independence of owning and operating their own branch office. Generally, each office pays substantially all costs associated with establishing and operating the office in return for a relatively high portion of gross commission revenue.

         We offer a comprehensive line of brokerage services to our independent representatives, including:

         o  United States and foreign equities
         o  United States government securities
         o  Municipal securities
         o  Mutual funds
         o  Variable annuity and variable life insurance products,
         o  Fixed annuities general insurance products
         o  Portfolio planning and management
         o  Money market funds
         o  Clearing services through our third party clearing arrangements
         o  Client and branch management systems and services

         During October of 2005, we entered in to an agreement with a licensed registered representative to open an independent office in Uniondale, New York (Long Island). The agreement obligates us to provide a line of credit of up to $2.5 million to finance the office equipment and furniture, start-up costs of the office and leasehold improvements. The agreement also provides a series of payments to brokers as an incentive to bring their established clients to us. The line of credit is collateralized by promissory notes executed by the brokers and the manager to us and requires each broker and manager to remain with us for a specified period of time and produce various levels of sales. The line of credit is also collateralized by all equipment and leasehold improvements as well as the personal guarantee of the manager. Once fully operational, we anticipate that the Long Island office will generate significant revenues.

MARKET MAKING AND ORDER EXECUTION SERVICES

         We provide market making and execution services for unaffiliated broker dealers and institutions. Our systems allow us to receive orders telephonically or electronically. Our services consist of filling orders received from independent broker dealers to buy securities or sell securities in domestic or foreign securities. As a market maker, we offer to buy shares from, or sell shares to, broker dealers. We display the prices at which we are willing to buy and sell these securities and adjust our prices in response to market conditions. We sometimes commit our own capital and typically derive revenue from the difference between the prices at which we buy and sell shares. We generally receive a fee or commission for providing institutional execution services. Our trading revenues are dependent on our ability to take advantage of daily stock price fluctuations and institutional order flow. Thus, we must be able to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to increase our revenues and manage risk better. We utilize state of the art industry standard execution and compliance systems to manage our risk and seamlessly process and settle transactions with unaffiliated broker dealers. We maintain strict inventory management procedures and seek to reduce our exposure from market volatility.

         Approximately 24% of our revenues for the year ended December 31, 2005 and 2004 were derived from these services.

INVESTMENT BANKING SERVICES

         During 2005, we opened an office in New York City to facilitate the operations of our newly formed institutional investment banking division. This office provide services to small and medium sized companies that seek capital to expand their businesses and further implement their business plans. There are numerous companies that are too small to obtain services from the larger investment banks. We have employed personnel who have substantial experience with larger firms who initiate, negotiate and place much needed capital to these companies from institutions and retail sources.

         Our New York and New Jersey offices engage in institutional trading utilizing experienced securities licensed professionals who both support our investment banking operations and provide institutional clients with trading and execution services.

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

         o recommendations and separate account manager and mutual fund research and due diligence;

         o  portfolio performance review and reallocation;

         o  all inclusive wrap accounts for registered investment advisors.

         These services are provided via an all-inclusive fee based on assets under management. As of December 31, 2005, the average fee being charged was approximately 140 basis points per annum of the value of our customer's managed assets. EIA is registered as an investment adviser in all 50 states under the Investment Company Act of 1940.

         Our investment advisory services provide a competitive advantage to our capital management division. The independent registered representatives of this division can offer the product and services of EIA to their retail clients upon affiliating with EIA allowing them to compete with bank and trust companies in offering investment advisory services to high net worth clients.

ANCILLARY RETAIL BROKERAGE SERVICES

         We offer the following ancillary services to our full service brokerage customers and the customers of our independent broker network:

         o MARKET DATA AND FINANCIAL INFORMATION. We continually receive a direct line, or feed, of detailed quote data, market information and news. Our retail customers can create their own personal watch list of stocks and options for quick access to current pricing information. We provide our customers with access to various real-time quotes services.

         o PORTFOLIO TRACKING AND RECORDS MANAGEMENT. Customers have online access to a listing of all their portfolio assets held with us, cost basis (if purchased through us), current price and current market value. The system offers the ability to transfer data to popular software programs such as Microsoft Money and Quicken to allow our customers to calculate unrealized profits and losses for each asset held in addition to the many other features these programs may offer. Online account holders may elect to receive electronic confirmations and detailed monthly statements. All clients receive printed confirmations and statement unless they elect electronic. Our clearing firm provides for the transmittal of proxy, annual report and tender offer materials to our customers.

         o CASH MANAGEMENT SERVICES. Customer dividends, interest, sales proceeds and deposits are credited to customer accounts. We also provide cash management services to our customers. For example, funds not invested in securities earn interest in a credit interest program or can be invested in money market funds. In addition, we provide checking services and debit cards for our customer accounts through a commercial bank.

         o ACCOUNT SECURITY. We use a combination of proprietary and industry standard security measures to protect customers' assets. Customers are assigned unique account numbers, user identifications and passwords that must be used each time they log on to our system. We rely on encryption and authentication technology to provide the security necessary to effect the confidential exchange of information. We do not plan to share customer data with third parties.

COMPETITION

         The market for brokerage services is extremely competitive with many large national firms and numerous smaller regional and local firms providing services. This competition is expected to continue to grow in the future. Many competitors are significantly larger and can advertise and promote their services in ways that are closed to us. We believe that the major competitive factors for brokerage services include cost, service, and quality, ease of use and customer satisfaction.

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

         In investment banking we compete primarily with larger regional and national firms who offer similar services, but sometimes on a larger scale.

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

GOVERNMENT REGULATION

         BROKER DEALER REGULATION

         The securities industry is subject to extensive regulation under federal and state law. The Securities and Exchange Commission ("SEC") is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our subsidiary, EFG, is a broker dealer registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the National Association of Securities Dealers ("NASD"). Securities professionals associated with a broker-dealer also are subject to registration and supervision by the NASD. The NASD has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

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

         NET CAPITAL REQUIREMENTS AND LIQUIDITY

         As a registered broker dealer and a member of the NASD, EFG is subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of a broker dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively security positions. Among these deductions are adjustments which reflect the possibility of a decline in the market value of securities prior to disposition.

         The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of certain of a broker dealer's subordinated indebtedness, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

         EFG is a member of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

         INVESTMENT COMPANY ACT

         Our subsidiary, EIA, is registered with the SEC as an investment adviser under the Investment Company Act of 1940. Registration by the SEC does not represent an endorsement of EIA by the SEC. EIA must comply with rules that govern the way it conducts its business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As an investment adviser, Empire Advisers is a fiduciary for its clients, and must act with loyalty and care in the performance of its duties.

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

EMPLOYEES

         As of December 31, 2005, we had 42 full-time employees of which 7 were in management, 18 provided operation and client support for our retail and order execution services, 2 provide accounting services, and 15 provided order execution and market making services to our correspondents and retail client base. We also supported a network of 26 independently owned offices or OSJ's with a total of 180 independent contractors. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

RISK FACTORS

         NET CAPITAL

         On February 6, 2005, EFG received a letter from the NASD threatening disciplinary action for failure to maintain required net capital during the period from September 2003 to February 14, 2005 and alleging our violation of other NASD rules, while acting through our former financial and operations principal. While at December 31, 2005 our net capital was approximately $292,000 above our required net capital, at this time we cannot determine the nature or severity of any legal or other regulatory sanctions that might be imposed on us or on certain of our employees in connection with this NASD disciplinary action, but any sanctions could include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

         Failure to maintain the required net capital may subject EFG to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require EFG's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level.

         AMERICAN STOCK EXCHANGE LISTING

         We cannot assure you that we will be able to continue to satisfy the requirements necessary to remain listed on the American Stock Exchange ("AMEX") or that the Amex will change its rules or that the AMEX will not take additional actions to delist our common stock. If for any reason, our stock were to be delisted from the AMEX, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Upon any such delisting, our common stock could become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. As a result of these requirements, if our common stock were to become subject to the penny stock rules, it is likely that the price of our common stock would decline and that our stockholders would find it more difficult to sell their shares.

         SUBSTANTIAL NOTES RECEIVABLE

         In October of 2005, we opened an independently owned office in Uniondale, New York. We have advanced substantial funds to the owner of that office and have received the personal guarantee of that owner. The note receivable of approximately $1.7 million dollars is collateralized by that guarantee, notes from the registered representatives and furniture and fixtures of the office. Due to the uncertainty of several factors such as the ability of the OSJ manager to retain the brokers, market conditions and regulatory factors, there is no assurance that we will be able to recover the funds loaned.

         COMPETITIVE DISADVANTAGES

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

         CONTROL OF OUR COMPANY

         A limited liability company ("LLC") and its individual members beneficially own approximately 75% of the Company's outstanding common stock (assuming the conversion of the Series B convertible preferred stock owned by the LLC). The Chairman of our Board of Directors is also co-managing director of the LLC and can effectively control most matters relating to our Company.

         OFF BALANCE SHEET RISK

         Retail customer transactions are cleared through the clearing broker on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing broker may charge the Company for any loss incurred in satisfying the customer obligations. Additional credit risk occurs if the clearing brokers of affiliates do not fulfill their obligations. The Company regularly monitors the activity in its customer accounts for compliance with margin requirements.

         In addition, we have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2005 at the market values of the securities and will incur a loss if the market value decreases subsequent to December 31, 2005.

         CONCENTRATIONS OF CREDIT RISK

         We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counter-party.

         Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $100,000. We have not experienced any previous losses due to this policy.

         EMPLOYEE MISCONDUCT

         Employee misconduct could result in regulatory sanctions and unanticipated costs to us. Because our business involves handling cash and marketable securities on behalf of our customers, employee misconduct could result in unknown and unmanaged risks or losses. Misconduct by employees could also include binding us to transactions that exceed authorized limits or present unacceptable risks or hiding from us unauthorized or unsuccessful activities.

         MARKET PRICE FLUCTUATIONS

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

         INDEPENDENT REGISTERED REPRESENTATIVES

         Our independent registered representatives could terminate their relationship with us on little or no notice and could associate with another broker dealer. The independent registered representatives can transfer their client accounts which could adversely affect our revenues.

RECENT DEVELOPMENTS

         COMPLIANCE WITH AMERICAN STOCK EXCHANGE CONTINUED LISTING REQUIREMENTS

         On December 30, 2005, we received a letter from the AMEX stating that we had resolved a listing deficiency based on having less than $4 million of stockholders' equity. We cured this deficiency by increasing our stockholders equity from a negative 1.8 million at January 1, 2005 to a positive 5.2 million at year end. We achieved this increase in stockholder equity by sale of common and preferred stock, converting debt to equity and recognizing income of approximately $2.5 million.

         RESOLUTION OF THREATENED SEC ENFORCEMENT ACTION

         In November of 2005, we received and executed a settlement offer from the SEC resolving and removing the threat of an enforcement action brought to our attention in May 2004 for our role in trading of mutual funds shares on behalf of our clients. The settlement is subject to ratification by the SEC main office in Washington, D.C. In the quarter ending June 30, 2005, we placed $350,000 in an escrow account and we continue to maintain that escrow amount against the estimated final cost of the proposed settlement.

         NATIONAL ASSOCIATION OF SECURITIES DEALERS NET CAPITAL LETTER

         On February 6, 2006, we received a letter from the NASD stating that they intend to recommend disciplinary action be brought against us for failing to maintain the minimum net capital required by Securities Exchange Act ("SEA") Rule 15c3-1. The letter states that from September 2003 until February 14, 2005, that we, acting through our former Financial and Operations Principal ("FINOP"), prepared and submitted materially inaccurate Financial and Operational Combined Uniform Single Report ("FOCUS Reports"). The NASD letter further states that the firm, acting through it former FINOPs, prepared and maintained materially inaccurate net capital computations in violation of NASD rules. Also during the period beginning in September of 2003 until December of 2004, we implemented a material change in business operations by increasing the number of equity securities in which we made a market from 136 to 1427 without filing an application for approval with the NASD thus violating regulations. At December 31, 2005, we reported net capital of $827,716, which is $291,716 above the required net capital of $536,000.

         The NASD has given us the opportunity to submit reasons indicating why the action should not be brought against us and we are in the process of preparing our response.

         During the period of February 7 through February 9 of 2005, EFG halted operations due to a net capital deficiency. During this time period, it decreased the number of markets in which it participated as market makers and thereby lowered our capital requirements to $689,000 on February 9, 2005. In addition to lowering our capital requirements, we infused $850,000 of additional capital in order to increase capital to the needed level. During this period, EFG lost pre-tax profits of approximately $5,000 to $7,000 during the three day period that it ceased operations. We estimated that cessation of this trading activities caused approximately a 2% reduction in its ratio of current assets to liabilities.

         At December 31, 2004, we had negative net capital of approximately $600,000 (calculated in accordance with the applicable SEC regulations), which was approximately $1,600,000 below the amount of required net capital. This deficiency resulted in a net capital violation as of December 31, 2004.

         CHANGE OF CONTROL AND EQUITY INFUSION

         As a result of agreements entered into during the year ended December 31, 2005, we have new controlling stockholders and have received substantial inflows of equity capital. The following transactions occurred during 2005 with a limited liability company (an "LLC") and a former officer of ours which has resulted in a new controlling stockholder:

         o We sold convertible preferred stock Series B with the stated value of $700,000 in exchange for $500,000 cash and cancellation of a $200,000 note previously issued (convertible in to 1,166,666 shares of our common stock at $.60 per share);

         o LLC exercised an option to acquire 1,666,666 shares of our common stock at $.60 per share for $750,000 in cash and cancellation of a $250,000 note previously issued;

         o LLC acquired 500,000 shares of our common stock and an option to purchase an additional 1,050,000 shares of our common stock from an former officer of ours;

         o We exchanged 10,000 shares of our preferred stock Series A, outstanding for debt in the amount of $240,000 and a severance obligation owed to a former officer of the Company and a trust controlled by him, for 7,062 shares of our preferred stock series C valued at $770,040. (convertible in to shares of our common stock at $2.00 per share);

         o  We sold 833,334 shares of common stock for $500,000 in cash;

         SALE OF ONLINE TRADING DISCOUNT BUSINESS

         On November 21, 2005, we entered into a transfer agreement pursuant to which we transferred to a broker dealer all of the active and inactive customer accounts associated with our online trading discount business for a sales price of $452,000. At December 31, 2005, both parties to the transfer agreement had met all requirement of the agreement. The online trading discount business accounted for $416,843 or 2.5% of our commissions and fee revenues and incurred a loss of approximately $17,000 in 2005.

OUR COMPANY

         Empire Financial Holding Company was organized as a corporation under the laws of the State of Florida in 2000 to serve as the parent of Empire Financial Group, Inc., a registered broker dealer, and Empire Investment Advisors, Inc., a registered investment advisor. Our principal executive offices are located at 2170 West State Road 434, Suite 100, Longwood, Florida 32779, and our telephone number is 1-800-569-3337. Our shares are listed on the American Stock Exchange and quoted under the symbol "EFH" and began trading in April of 2002. Our website is located at www.empirefinancialholding.com. Information contained in or connected to our web site is not part of this report.

         Our periodic filings are available on our website or can be requested directly from us for those persons that make a request in writing (Attn:
Investor Relations) or by e-mail (investorrelations@empirenow.com), and we will provide free of charge our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings under the name "Empire Financial" and selecting Empire Financial Holding Company.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         Our principal executive offices are located in approximately 8,000 square feet of office space at 2170 West State Road 434, Suite 100, Longwood, Florida 32779. These offices are leased pursuant to a lease which expires on February 28, 2010 and provides for an average rent of approximately $11,608 per month, plus sales and property taxes.

         During the second and third quarters of 2005, we opened three offices that are owned and supervised by us and operated by our employees. These offices are located in New York City, New York, Ridgewood, New Jersey and Boca Raton, Florida.

         The New York office is located at 14 East 60th Street, Suite 208 and occupies approximately 700 square feet with monthly rentals of $2,700. This office houses our New York investment banking operations as well as servicing institutional clients with trading and execution services.

         The New Jersey office is located at 213 E. Ridgewood Avenue, Second Floor and occupies 723 square feet with monthly rentals of $1,600. This office, a satellite of our New York office, also services institutional clients with trading and execution services.

          Due to the large amount of travel to the New York area and significant costs associated with overnight hotel rooms, we maintain an apartment at 140 East 56th Street in New York City. The apartment is approximately 700 square feet with monthly rentals of $3,500 of which we pay $2,000. We share the cost of the apartment with an employee who commutes from Florida to New York frequently.

         We have also opened an office in Boca Raton, Florida. The Boca Raton office is located at 555 South Financial Group, Suite 400 with approximately 2,000 square feet and a monthly rental of approximately $4,200. This office employs registered individuals who will market our retail brokerage services in the lucrative South Florida area. We have merged our established South Florida market making and trading operations within the Boca Raton operation to consolidate our operating costs and improve the economies of scale.

         As of December 31, 2005, we serviced 26 fully independent offices throughout the United States. We do not have lease agreements for these offices or any direct financial commitment. The rent for these facilities is an obligation of the independent contractors who are located in each of them.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On October 17, 2003, we received the first of a series of subpoenas issued by the SEC in an investigation entitled "In re Certain Mutual Fund Trading Practices, File No. NY-7220". The investigation sought information regarding whether certain persons and entities engaged in, or aided and abetted others to engage in, certain practices in connection with the trading of mutual funds shares in violation of the federal securities laws, including enabling or permitting preferred customers to engage in late trading or market timing of mutual fund shares, among other things. The New York Attorney General was also conducting a similar investigation. We have cooperated fully with the SEC and the New York Attorney General in their investigations.

         On May 25, 2004, we received a notice, commonly referred to as a Wells notice, from the SEC indicating that the staff of the commission intended to recommend to the commission the commencement of an enforcement action against us for our role in the trading of mutual fund shares on behalf of our clients.

         During the quarter ending June 30, 2005, we estimated that the cost of settling any enforcement action would be approximately $350,000. Therefore, we recognized an expense of $275,000 for our share of the settlement and recorded a receivable of $75,000 from a former officer who is obligated under an agreement to pay for his share of the settlement. An accrual of $350,000 was recorded on the books of the EFG which increased liabilities and the expense, decreased income by $275,000, thereby causing a decrease in basic earnings per share of approximately $0.05. In addition, the working capital ratio decreased by about 6%.

         We have since received and executed a settlement offer from the SEC and have placed $350,000 in an escrow account pending ratification by the SEC's main office in Washington, D.C. This provision is represented on the Statement of Financial Condition for the year ended December 31, 2005 as cash in escrow with the corresponding liability shown in accrued expenses and other liabilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------

         Market Prices. Our common stock began trading on the American Stock Exchange ("AMEX") on April 9, 2002, under the symbol "EFH". Set forth below is high and low price information for the common stock as reported on the AMEX for each period presented.

              2004               HIGH SALES PRICE       LOW SALES PRICE
         First Quarter                 $1.75                $1.15
         Second Quarter                 2.10                  .96
         Third Quarter                  1.15                  .65
         Fourth Quarter                 1.30                  .65


              2005               HIGH SALES PRICE       LOW SALES PRICE
         First Quarter                 $1.01                 $.95
         Second Quarter                 1.65                 1.50
         Third Quarter                  2.20                 2.20
         Fourth Quarter                 3.65                 3.47

         As of March 20, 2006, there were approximately 430 stockholders of record of our common stock.

DIVIDEND INFORMATION.

         We have not paid any dividends to our common stockholders since January 1, 2003. We do not anticipate paying any dividends in the foreseeable future. We intend to retain earnings to finance the development and expansion of our business. Payment of dividends in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition.

EQUITY COMPENSATION PLAN.

         The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                      Equity Compensation Plan Information

                                                                 Number of
                                                                 securities
                                                            remaining available
                          Number of                         for future issuance
                        securities to                           under equity
                        be issued upon   Weighted-average    compensation plan
                         exercise of      exercise price        (excluding
                         outstanding      of outstanding    securities reflected
Plan Category              options,          options,          in column (a)
                             (a)               (b)                  (c)

Equity Compensation
plans approved by
stockholders              2,000,000           $1.89                  -

Equity compensation
plans not approved by
stockholders                 74,514            1.89                  -
                        --------------   ----------------

Total                     2,074,514           $1.89                  -
                        ==============   ================

STOCK TRANSACTIONS

         For the year ended December 31, 2005, following stock, option and warrant transactions occurred causing resulting in a change in control of our
Company:

         o  We sold 416,667 shares of common stock for $250,000 in cash;

         o We sold 7,000 shares of Series B Convertible Preferred Stock accompanied with an option to acquire 1,666,666 shares of common stock at an exercise price of $.60 per share, in exchange for $500,000 of cash and cancellation of a $200,000 note previously issued to us;

         o A trust administered by a former officer of ours sold 500,000 shares and an option to purchase an additional 1,050,000 shares of the Company's common stock for an undisclosed amount. The option expires on various dates from 24 to 42 months after May 20, 2005, and has exercise prices ranging from $1.25 to $2.25 per share; we exchanged 10,000 shares of our preferred stock Series A, outstanding debt in the amount of $240,000 and a severance obligation owed to a former officer of the Company and a trust controlled by him, for 7,062 shares of our preferred stock series C valued at $770,040. The preferred stock series C is convertible in to shares of our common stock at $2.00 per share.

         o  We sold 416,667 shares of common stock for $250,000.

         o Options that were granted in conjunction with the sale of our Series B preferred stock, were exercised for $750,000 and satisfaction of notes payable in the amount of $250,000.

         As a result of the completion of the above transactions, a limited liability company, gained control of the Company from a former officer.

         Unrelated to the change of control of our Company, we also recorded the following equity transactions:

         o We issued 50,000 shares of common stock in exchange for $50,000 owed by the Company to the lender;

         o An officer of the Company, exercised 200,000 options covering 55,629 shares of the Company's common stock, granted under the stock option plan in 2003;

         o We cancelled 200,000 shares of our common stock and issued warrants to purchase 50,000 shares of our common stock, at $1.25 per share, as a result of cancellation of an agreement previously executed in 2004;

         o We sold 100,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares at $2.00 for $100,000 in cash; 150,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares at $1.50 for $150,000 in cash; 151,515 shares of common stock at $1.65 for $250,000;

         o We issued 2,000 shares of Series D preferred stock with a stated value of $200,000 in exchange for accounts payable;

         o We sold 20,000 shares of common stock at $2.50 per share, five year warrants to purchase 12,500 shares of our common stock at $3.73 and a thirty day option assignment from a stockholder to purchase 12,500 shares of stock at $1.25 per share from a former officer for cash of $50,000;

         o 100,000 shares of common stock, five year warrants to purchase 62,500 shares of our common stock at $3.73 and a thirty day option assignment to purchase 62,500 shares of stock at $1.25 per share for $250,000;

         o We sold 10,000 shares of the Company's newly created Series E preferred stock valued at $75.00 per share in exchange for listed common stock valued at $783,750 at the time of the exchange, and 3,333 shares of the Company's newly created Series E preferred stock valued at $75.00 per share for $250,000.

         Also during the fourth quarter, the Company converted, at the election of several of the convertible note holders, $200,000 of convertible notes to common stock valued at $2.00 per share and $72,079 of convertible notes to common stock at the value of $2.50 per share. As a result of this conversion, the Company issued:

      o 100,000 shares of common stock in exchange for $200,000 worth of convertible notes payable;

      o 13,635 shares of our common stock in exchange for $34,089 worth of convertible notes payable;

      o 15,200 shares of common stock in exchange for $38,000 worth of convertible notes payable to a major shareholder and previous officer of the Company.

         The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

         Convertible Issue                      Conversion Price
         -----------------                      ----------------
         Series B preferred stock                    $0.60
         Series C preferred stock                     2.00
         Series D preferred stock                     2.00
         Series E preferred stock                     3.51
         Notes payable, 10% convertible debt          2.00

         The Company granted options to purchase 1,575,000 shares of the Company's common stock to officers and key employees during 2005 at a weighted average exercise price of $2.04. Of the 1,575,000 options granted during the year, 275,000 options were granted to employees, 650,000 were granted to officers who are not members of the Board of Directors, 500,000 were allocated to officers who are members of the Board of Directors and 150,000 were granted to outside members of the Board of Directors. 280,000 options vest immediately and 1,295,000 options vest monthly over a two year period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

         We were incorporated in Florida during February 2000. Most of our business is conducted through our wholly owned subsidiaries, Empire Financial Group, Inc. and Empire Investment Advisors, Inc. Empire Financial Group, Inc. was founded in 1992 and merged into Empire Financial Holding Company in 2000. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

         Empire Financial Group, Inc. ("EFG") is our financial brokerage services subsidiary providing brokerage services to full service retail and institutional customers. We provide our registered representatives and advisors back office compliance and administrative services over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing retail order execution services.

         Additionally through Empire Investment Advisors, Inc. ("EIA"), we offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers. These services are web-based and are delivered through a platform that combines a variety of independent third party providers.

         Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2005, the annual fee was equal to approximately 140 basis points times the assets under management.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage industry. Our consolidated balance sheet is not separated into current and non-current assets and liabilities. Certain financial assets, such as trading securities are carried at fair market value on our consolidated statements of financial condition while other assets are carried at historic values.

         We account for income taxes on an asset and liability approach to financial accounting and reporting. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

         In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No.

123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, and therefore effective for the year ending December 31, 2006 for the Company.

         The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

         Statement of Financial Accounting Standards No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

         Statement of Financial Accounting Standards No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, an amendment of FASB Statements No. 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have any effect on future financial statements.

         Statement of Financial Accounting Standards No. 153, EXCHANGES OF NON-MONETARY ASSETS, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

         Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

         In March 2005, FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143 (FIN
47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

         In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

         In September 2005, AcSEC issued Statement of Position 05-1: ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

         FASB Staff Position (FSP) FAS 13-1--ACCOUNTING FOR RENTAL COSTS INCURRED DURING A CONSTRUCTION PERIOD, was issued on October 6, 2005 and becomes effective for the new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

         On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, ACCOUNTING FOR EARLY RETIREMENT OR POST-EMPLOYMENT PROGRAMS WITH SPECIFIC FEATURES (SUCH AS TERMS SPECIFIED IN ALTERSTEILZEIT EARLY RETIREMENT ARRANGEMENTS). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

         On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-7, ACCOUNTING FOR MODIFICATIONS TO CONVERSION OPTIONS EMBEDDED IN DEBT INSTRUMENTS AND RELATED ISSUES. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application of EITF05-7.

         On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on he income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application of EITF05-8.

MARKET-MAKING ACTIVITIES

         Securities owned and securities sold, not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

SOURCES AND DESCRIPTION OF REVENUES

COMMISSIONS AND FEES.

         Approximately 73% of our 2005 revenues and approximately 75% of our 2004 revenues consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. The significant growth in our daily average trading volumes in the U.S. and major global equities markets has increased our trading commissions and transaction fees.

EQUITIES MARKET-MAKING TRADING REVENUES, NET

         Approximately 24% of our 2005 and 2004 revenues consist of equities market-making trading revenues, net. Equities market-making trading revenues are generated from the difference between the price we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our equities market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

         Our 2005 trading revenues, net, were $5,451,815 which consisted of net realized gains of $5,912,358 and net unrealized losses of $460,543.

DESCRIPTION OF OPERATING EXPENSES

EMPLOYEE COMPENSATION AND BENEFITS.

         Employee compensation and benefits, which include salaries and wages, incentive compensation, stock compensation and related employee benefits and taxes accounted for approximately 21% of our expenses during 2005 and approximately 20% of our expenses during 2004. Approximately 60% of our employees are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

COMMISSIONS AND CLEARING COSTS.

         Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 67% of our 2005 expenses and approximately 63% of our 2004 expenses consisted of commissions and clearing costs.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of executive compensation, legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses and other similar operating expenses. These expenses accounted for approximately 10% and 15% of our expenses for 2005 and 2004, respectively.

OTHER INCOME AND EXPENSES

         Other income and expenses consist of interest income earned on our capital reserves and bank balances while interest expenses are costs of capital employed in our market making activities to purchase and hold inventory and to service our debt. Interest income, net of interest expense for 2005 and 2004 were $56,132 and $69,802, respectively.

         Also included in other income and expenses for 2005, we recognized an expense of $275,000 resulting from our executing an agreement pending with the Securities and Exchange Commission over mutual fund trading activities in 2002 and 2003. We also generated $452,000 in one time revenues from the sale of our online discount trading business. There were no other income and expense items in 2004.

RESULTS OF OPERATIONS - DECEMBER 31, 2005 COMPARED WITH DECEMBER 31, 2004

         Total revenues for the year ended December 31, 2005 increased $1,059,948 or 5%, to $22,485,731 from a $21,425,783 reported for the year ended
December 31, 2004. Commissions and fees revenue accounted for $220,209 or approximately 21% of the increase in total revenues while trading revenues from equities and market-making activities accounted for $388,182, or approximately 37% of the $1,059,948 increase in total revenues. Our new investment banking division accounted for $266,410, or approximately 25% of the increase in revenues. We did not have an active investment banking division in 2004.

         The increase in total revenues is primarily due to the reasons described below.

         Commission and fees revenue increased $220,209 to $16,374,914 from $16,154,705 in 2004, due mainly to the addition of two new company operated offices in New York City and Boca Raton which generated approximately $597,000 in revenues or approximately 4% of our total commission and fees revenue.

         Commission and fees revenues accounted for approximately 73% and 75% of our total revenues for the years ended December 31, 2005 and 2004, respectively.

         Trading revenues increased $388,182 to $5,451,815 in 2005 from $5,063,633, in 2004, for an increase of approximately 8%. This increase is due primarily to better market conditions and controls placed on the proprietary inventory accounts. Our new company operated offices, which are primarily trading, also contributed to the increased availability of transactions in stocks in which we make markets.

         Operating expenses in 2005 decreased $693,773, or approximately 3%, to $22,373,382 from $23,067,155 in 2004, for a combination of reasons as described below:

         Clearing and execution costs in 2005 increased $564,144, or approximately 4%, to $15,070,113 from $14,505,969 in 2004. This increase is partly due to an increase in high priced quotation and execution services added to accommodate our new offices and the increased activity in our market making activities. In order to commence operations in the new locations, we increased our clearing costs while not having yet realized the full revenues associated with these offices. Early in 2005, our firm had two clearing firms with which we transacted business. During the year, we terminated our relationship with one of the clearing firms and we incurred costs associated with transferring accounts to our remaining clearing firm. As a percentage, commissions and clearing costs accounted for approximately 67% and 63% of total expenses for the years ended December 31, 2005 and 2004, respectively.

         Employee compensation and benefits in 2005 increased $122,412, or approximately 3%, to $4,789,976 from $4,667,564 in 2004. This increase is primarily due to restructuring our compensation package associated with our market making activities to a more performance based system. We also recognized $152,163 in compensation expense due to variable options issued to the President in 2003 which were exercised in 2005. The employer portion of health care covered increased approximately 50% over prior year costs. The increased compensation was partially offset by a reduction in expense of $240,000 that resulted from reversing the stock given as compensation in 2004 when the agreement was cancelled in 2005. Employee compensation and benefits as a percentage of total expenses increased from approximately 20% in 2004 to 21% in 2005.

         General and administrative expenses in 2005 decreased $1,151,208 or approximately 33%, to $2,287,449 from $3,438,657 in 2004. This decrease is primarily attributable to the continued downward trend of outside legal costs associated with defending the SEC enforcement action. As a percentage of total expenses, general and administrative expenses were 10% and 15% for 2005 and 2004, respectively.

         Our other income and expenses consisted partly of interest income, interest expense and two isolated events as described below:

         For the year ended 2005, our interest income increased approximately 24% to $210,386 over interest income in 2004 of $170,327 due mainly to our higher cash reserves deposited with our bank and the increased clearing deposit at our clearing firm. Our interest expense increased approximately 53% to $154,254 over $100,525 in 2004 due mainly to the higher interest costs associated with our margin debt incurred in maintaining our securities inventory used in our market making activities and servicing our debt.

         November of 2005, we sold our online discount trading business to an unrelated third party which generated a one time gain of $452,000. We also recorded an expense of $275,000 in relation to a settlement offer from the SEC resolving and removing the threat of an enforcement action brought against us for our role in trading of mutual funds shares on behalf of our clients. In 2004, we did not have any other items of other income and expense.

         For the year ended December 31, 2005, we reported net income applicable to common stockholders of $2,294,969, or $.44 per basic share and $.38 per diluted share, as compared to a net loss applicable to common stockholders of $1,599,695, or $.50 per basic and diluted loss per share for the year ended December 31, 2004. The reported net income for 2005 was largely due to a one time adjustment to income from the recognition of deferred tax assets in the amount of $2,117,000 or $.41 per basic share and $.35 per diluted share. Management believes that the deferred tax assets will be utilized in the future based on current profitable operations and future projections and therefore has reversed the allowance which was previously set up against the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had $9,849,433 in assets, approximately 48% of which consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. Historically, we have financed our business primarily through cash generated by operations, as well as proceeds from our initial public offering and follow-on private placements of stock and debt offerings as discussed below:

         During 2005 we used cash from operations of $1,422,397 while during 2004 we used $542,458. The major uses of cash from operations for the year ended December 31, 2005 resulted from an increase in our deposits held at our clearing organization of $768,916, increase in our long and short inventory positions for our market making activities of $1,135,894, increase in our prepaid expense and other assets of 294,488 and the $350,000 in cash we placed in an escrow account pending final ratification our settlement agreement with the SEC. These increases were partially offset by a decrease in our commissions and other receivable from our clearing organization of $1,597,305 and $669,833 decrease in our accrued expenses and other liabilities.

         Net cash used in investing activities for 2005 and 2004 was $1,501,747 and $151,256, respectively. This increase in cash used was mainly due to the development of an independent office and the three Company offices in 2005 in which we advanced $1,806,701 against notes and was partially offset by the proceeds of $452,000 received from the sale of our online discount trading business.

         Net cash provided by financing activities was $3,260,863 in 2005, as compared to $344,311 provided in 2004.

         Our financing activities in 2005 included proceeds of $2,350,000 from the sales of our common and preferred stock and $750,000 in cash proceeds from the exercising of options granted to our majority stockholder. We also received marketable securities in exchange for our Series E preferred stock valued at the time of the exchange at $783,750.

         During 2005, we issued two notes to our clearing organization in the amount of $700,000. The first note was issued on March 20, 2005 in the amount of $200,000 and carries an interest rate of 2% over the prime rate and matured in February of 2006. The second note to our clearing organization in the amount of $500,000 was executed on December 15, 2005 and also carried an interest rate at 2% over the prime rate.

         On March 20, 2005, we issued a promissory note to a former officer of the Company as part of a settlement agreement in conjunction with the sale of our former subsidiary, Advantage Trading Group, in the amount of $325,000. The note replaced a note previously issued in 2004 in the amount of $400,000. We paid $153,704 in interest payments and extension fees on the $400,000. The note bears interest at 12% with a fixed monthly principal payment of $18,056. We made nine principal and interest payments totaling $187,075. The fully amortizing note matures on September 20, 2006. At December 31, 2005, the unpaid principal balance was $162,500.

         On March 20, 2005, we issued a 12% note to a former officer of our Company in the amount of $50,000. The note requires interest only payments of $500 per month and matured in February of 2006.

         On May 20, 2005 we issued a 12% note to an unrelated third party in the amount of $500,000. As of December 20, 2005, we had made payments totaling $535,243 which fully satisfied the note.

         Also during May of 2005, we issued a note to our controlling stockholder in the amount of $250,000 as part of the change of control transaction. The note was satisfied as part of the exercising of stockholder's options to purchase our common stock.

         In December of 2003, we issued $472,089 worth of convertible, 10% notes, to 8 unrelated third parties, requiring semi-annual payments of interest only. The notes mature in December of 2006. During December of 2005, $272,089 of these notes were converted to common stock of the Company. The notes convert at $2.00 per share. We issued 136,044 share of our common stock as a result of these conversions. At December 31, 2005, the Company remains indebted to the remainder of the convertible notes for $200,000.

         Based on our current rate of cash outflows, we believe that our net cash and liquid assets totaling $4,718,140 at December 31, 2005 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Management's plan to return to profitability has been successful but will require a longer period of sustained profitability in order to fully judge its ultimate success.

         Our plan has several different aspects. We have addressed our capital shortages through a recapitalization. This was accomplished by a sale/issuance of additional equity securities and cash generated from sale of our online trading business. We have shown by issuing additional debt and equity and attaining profitability, the Company can generate the funds necessary to continue our restructuring of operations.

         We have made, and will continue to make, changes to our cost structure and operating systems. These changes include implementing additional financial controls, obtaining new technology to improve operating efficiency, and adding qualified, experienced personnel.

         We believe that the additional capital, improved cost structure and efficiency, and an enhanced ability to provide services to the planned additions of sales personnel will enable us to return to profitability. New personnel will enable us to grow market making and execution services, increase our retail sales force, and add new investment banking activities.

         We have implemented our plan, which returned us to marginal profitability. The plan has several different aspects, which we will continue to implement, as outlined below:

         o increase our market making revenues by adding additional stocks in which we make a market;

         o expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;

         o expand our investment banking activities by actively seeking small to mid-size companies that need debt and equity to continue their expansion plans;

         o  continue to recruit quality registered representatives;

         o expand our offering of proprietary financial products to our retail and institutional customer.

         The Company has resolved several outstanding regulatory issues that have enabled us to focus on operating our business in full compliance with all applicable laws and regulations.

         If our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing through subsequent equity or debt financings. The Company cannot predict whether additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, the Company's business may be harmed.

NET CAPITAL REQUIREMENTS

         Our broker dealer subsidiary, Empire Financial Group, Inc. (`EFG"), is subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, should not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At December 31, 2005, EFG had positive net capital of $827,716 (calculated in accordance with the applicable SEC regulations), which was $291,716 in excess of our required net capital.

         The ratio of aggregate indebtedness to net capital was 4 to 1. We claim exemption from Rule 15c3-3 under Paragraph (k) (2) (ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.

         Tabular Disclosure of Contractual Obligations

Listed below is a tabular representation of our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP as of December 31, 2005.

                              Payment due by period
                              ---------------------
                                       Less than                       More than
Contractual Obligations        Total     1 year   1-3 years  3-5 years  5 years
-----------------------        -----     ------   ---------  ---------  -------
Long-term debt obligations   $904,167   $904,167      -           -         -
Capital lease obligations        -          -         -           -         -
Operating lease obligations  $660,660   $207,506  $471,264    $313,782

FACTORS AFFECTING OUR OPERATIONS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

         For the year ending December 31, 2005, we returned to profitability. Our net income attributable to common stockholders of $2,294,969 was mainly due to recognition of deferred tax assets principally arising from the Company's prior net operating loss carryforwards. Had we not recognized these assets, we would have reported net income applicable to common stockholders of $177,969. Included in net profit was a one time reversal of a stock compensation expense item that was previously expensed in 2004 in the amount of $240,000. Also in 2005, we recognized a one-time expense of $275,000 resulting from our executing an agreement pending with the Securities and Exchange Commission over mutual fund trading activities in 2002 and 2003. We also generated $452,000 in one-time revenues from the sale of our online discount trading business.

         Although we were profitable in 2005, there are no assurances that we will be able to maintain profitability. We did, however, increase our stockholder equity $7,064,865 from a deficit in 2004 of $1,897,607 to a positive $5,167,258 at December 31, 2005. This increase was in large part due to the recognition of a deferred tax asset of $2,117,000 in the third and fourth quarters of 2005 and sale of our stock. We sold common stock for $2,346,922 and preferred stock valued at $1,886,290 and exchanged preferred stock for marketable securities valued at market value for $783,750 which significantly increased our stockholders equity. We cancelled our Series A preferred stock valued at $300,000 and converted $1,448,951 of convertible notes and other liabilities to equity.

         We settled pending federal and state investigations relating to our role in the trading of mutual fund shares on behalf of our clients. As of this time, we have executed a settlement agreement with the Securities and Exchange Commission which is pending ratification by the SEC's Washington, DC office. We have accrued a regulatory reserve for $350,000 of which $275,000 is our obligation and $75,000 is the obligation of one of our former officers.

         Our continued existence is dependent upon our ability to generate cash either from operations or from new financings. We will continue implementing our plan, which we believe will allow us to continue profitability. We intend to continue to expand our market making and order execution services through increased marketing to independent third party broker dealers and investment advisors. The change in our ownership as previously discussed and our ability to bring in additional equity and debt proceeds will help us to further expand our core businesses.

         Subsequent to December 31, 2005, stockholders' equity was increased by $725,000 from the proceeds of the sale of 290,000 shares of common stock. We also have issued 863,074 shares of our newly created Series F preferred stock, to unrelated third parties, for $2,804,990. The series F preferred stock includes five year warrants to purchase 431,537 shares of our common stock at $4.50 per share and carries a 4% cumulative dividend.

         However, there is no assurance that we will maintain profitability or be able to generate cash from either operations of from issuance of additional debt or equity financings which may hinder our plans for expansion.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The consolidated financial statements of Empire Financial Holding Company, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Annual Report on Form 10-KSB and immediately follow the signature page of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------

         None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

         Management, including our President and Chief Financial Officer, evaluated our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005. These officers have concluded that, based on these evaluations, these disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this period report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

         None.

                                    PART III

ITEMS 9, 10, 11, 12 AND 14
--------------------------

         Part III (Items 9 through 12 and Item 14) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 that involves the election of directors. If for any reason such a statement is not filed within such a period, this annual report will be appropriately amended.

ITEM 13. EXHIBITS
-----------------

Exhibit No.  Description of Exhibit

3.1          Articles of Incorporation of Empire Financial Holding Company (1)

3.2(a)       Bylaws of Empire Financial Holding Company(1)

3.2(b) Amendment to Sections 3.9 and 4.16 of Bylaws of Empire Financial Holding Company(2)

4.1 Form of Underwriter's Warrant Agreement, including form of Warrant Certificate(1)

4.2          Form of Common Stock Certificate (1)

4.3 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Empire Financial Holding Company(4)

4.4 Articles of Amendment designating Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock of Empire Financial Holding Company, dated May 19, 2005 (5)

4.5 Articles of Amendment designating Series E Convertible Preferred Stock of Empire Financial Holding Company, dated December 14, 2005
             (6)

4.6 Articles of Amendment increasing the number of authorized shares of Series E Convertible Preferred Stock of Empire Financial Holding Company, dated February 21, 2006 (7)

4.7 Articles of Amendment designating Series F Convertible Preferred Stock of Empire Financial Holding Company, dated March 13, 2006 (8)

10.1         Amended and Restated 2000 Incentive Compensation Plan(9)

10.2* Severance Agreement between Empire Financial Holding Company and Kevin M. Gagne(10)

10.3* Employment Agreement between Empire Financial Holding Company and Patrick E. Rodgers(9)

10.4* Employment Agreement between Empire Financial Holding Company and Donald A. Wojnowski Jr.(9)

10.5 Lease between Empire Financial Holding Company and Emerson Investments International, Inc., relating to the lease of the Registrant's principal executive offices(9)

10.6 Form of Indemnification Agreement between Empire Financial Holding Company and each of its Directors and executive officers(1)

10.7         Mutual Release between Empire Financial Holding Company, Richard L.
             Goble, the Richard L. Goble First Revocable Trust, Henry N. Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John J. Tsucalas(3)

10.8 Stock Purchase Agreement between the Gagne First Revocable Trust, Kevin M. Gagne and Richard L. Goble(3)

10.9 Promissory Note in the principal amount of $500,000, executed by Empire Financial Holding Company in favor of Kevin M. Gagne and the Gagne First Revocable Trust(3)

10.10 Fully Disclosed Clearing Agreement by and between Penson Financial Services, Inc. and Empire Financial Group, Inc.(9)

10.11 Stock Purchase Agreement, dated March 8, 2005, between Empire Financial Holding Company and EFH Partners, LLC.(11)

10.12 Stock Exchange Agreement, dated March 8, 2005, between Empire Financial Holding Company, Kevin M. Gagne and the Gagne First Revocable Trust.(11)

10.13 Transfer Agreement by and among Empire Financial Holding Company, Empire Financial Group, Inc., Regal Securities, Inc., and Penson Financial Services, Inc., as Clearing Broker dated as of November 21, 2005 (12)

10.14        Form of Securities Purchase Agreement dated as of March 10, 2006
             (8)

10.15 Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (8)

14.1         Code of Ethical Conduct(9)

21.1         Subsidiaries of Empire Financial Holding Company(9)

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended

31.2 Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended

32.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

_____________________

*    Indicates management contract or compensatory plan or arrangement

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

(3) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated October 17, 2003.

(4) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated October 17, 2003.

(5) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated May 26, 2005.

(6) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated December 20, 2005

(7) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated February 28, 2006.

(8) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 17, 2006.

(9) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(10) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated June 25, 2004.

(11) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 8, 2005.

(12) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated November 23, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPIRE FINANCIAL HOLDING COMPANY


Dated    March 20, 2006                 By: /s/ Donald A. Wojnowski Jr.
                                        -------------------------------
                                        Donald A. Wojnowski Jr., President
                                        (Principal Executive Officer)


Dated    March 20, 2006                 By: /s/ Rodger E. Rees
                                        ----------------------
                                        Rodger E. Rees, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                     Title                              Date

/s/ Donald A. Wojnowski Jr.    President and Director,            March 20, 2006
---------------------------    (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ Rodger E. Rees             Chief Financial Officer,           March 20, 2006
------------------             (Principal Financial Officer and
Rodger E. Rees                 Principal Accounting Officer)

/s/ John Rudy                  Director                           March 20, 2006
-------------
John Rudy

/s/ Bradley L. Gordon          Director                           March 20, 2006
---------------------
Bradley L. Gordon

/s/ Steven M. Rabinovici       Director                           March 20, 2006
------------------------
Steven M. Rabinovici

                        EMPIRE FINANCIAL HOLDING COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm .................... F-2

Report of Independent Registered Public Accounting Firm .................... F-3

Consolidated Statement of Financial Condition December 31, 2005 ............ F-4

Consolidated Statements of Operations Years Ended December 31, 2005
 and 2004 .................................................................. F-5

Consolidated Statements of Cash Flows Years Ended December 31, 2005
 and 2004 .................................................................. F-6

Consolidated Statements of Changes in Stockholders' Equity Years Ended
 December 31, 2005 and 2004 ................................................ F-8

Notes to Consolidated Financial Statements .................................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Financial Holding Company and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Empire Financial Holding Company and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Empire Financial Holding Company and Subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                       Miller, Ellin & Company, LLP

New York, New York
March 14, 2006

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


                                       Sweeney, Gates & Co.

Ft. Lauderdale, Florida
March 11, 2005

                        EMPIRE FINANCIAL HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 2005

Assets

  Cash and cash equivalents .....................................  $    380,599
  Marketable securities owned, at market value ..................     2,612,037
  Securities not readily marketable, at estimated fair value ....       165,909
  Commissions and other receivables from clearing organization ..       551,816
  Deposits at clearing organization .............................     1,173,688
  Furniture and equipment, net ..................................       223,727
  Prepaid expenses and other assets .............................       483,089
  Deferred tax asset ............................................     2,117,000
  Cash in escrow ................................................       350,000
  Notes receivable ..............................................     1,791,568
                                                                   ------------

                                                                      9,849,433
                                                                   ============

Liabilities and stockholders' equity

Liabilities

  Notes payable .................................................  $    979,167
  Line of credit payable ........................................       350,000
  Accrued expenses and other liabilities ........................     1,021,487
  Securities sold, but not yet purchased, at market value .......       261,683
  Due to clearing organization ..................................     2,069,838
                                                                   ------------

    Total liabilities ...........................................  $  4,682,175
                                                                   ------------

Commitments and contingencies

Stockholders' equity

  Convertible preferred stock, series B, C, D and E
    $.01 par value 1,000,000 shares authorized
    29,395 issued and outstanding ...............................  $        294
  Common stock, $.01 par value
    100,000,000 shares authorized
    6,599,005 shares issued and outstanding .....................        65,990
  Additional paid-in capital ....................................    10,840,349
  Accumulated deficit ...........................................    (5,739,375)
                                                                   ------------

    Total stockholders' equity ..................................  $  5,167,258
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $  9,849,433
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                           December 31, 2005
                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                             2005             2004
                                                                         -------------   -------------
Revenues
  Commissions and fees .................................................  $ 16,374,914   $ 16,154,705
  Equity market making trading revenues, net ...........................     5,451,815      5,063,633
  Investment banking income ............................................       266,410              -
  Other ................................................................       392,593        207,445
                                                                          ------------   ------------

                                                                            22,485,731     21,425,783
                                                                          ============   ============

Expenses
  Employee compensation and benefits ...................................     4,789,976      4,667,564
  Clearing and execution costs .........................................    15,070,113     14,505,969
  General and administrative ...........................................     2,287,449      3,438,657
  Communications and data processing ...................................       225,844        454,965
                                                                          ------------   ------------

                                                                            22,373,382     23,067,155
                                                                          ------------   ------------

Income from operations .................................................       112,349     (1,641,372)
                                                                          ------------   ------------

Other income (expenses)
  Gain on sale of online trading discount business .....................       452,000              -
  Interest income ......................................................       210,386        170,327
  Provision for SEC settlement .........................................      (275,000)             -
  Interest expense .....................................................      (154,254)      (100,525)
                                                                          ------------   ------------

                                                                               233,132         69,802
                                                                          ------------   ------------

Income before income taxes .............................................       345,481     (1,571,570)
Income tax benefit .....................................................     2,117,000              -
                                                                          ------------   ------------
Net income .............................................................     2,462,481     (1,571,570)

Accrued preferred stock dividends ......................................      (167,512)       (28,125)
                                                                          ------------   ------------

Net income (loss) applicable to common shareholders ....................  $  2,294,969   $ (1,599,695)
                                                                          ============   ============

Basic and diluted earnings per share applicable to common stockholders:

  Earnings (loss) per share-basic and diluted ..........................  $       0.44   $      (0.50)
                                                                          ============   ============
  Earnings (loss) per share diluted ....................................  $       0.38   $      (0.50)
                                                                          ============   ============

Weighted average shares outstanding:
  Basic ................................................................     5,160,133      3,221,753
                                                                          ============   ============
  Diluted ..............................................................     6,084,538      3,221,753
                                                                          ============   ============

                   See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                             2005             2004
                                                                         -------------   -------------
Cash flows from operating activities
  Net income (loss) ....................................................  $ 2,462,481     $(1,571,570)

  Adjustments to reconcile net income (loss) to net cash
   provided from operating activities
    Depreciation and amortization ......................................       77,443          30,061
    Amortization of customer lists .....................................            -         145,393
    Amortization of deferred compensation ..............................       63,683          70,145
    Provision for income tax benefits ..................................   (2,117,000)              -
    Proceeds from of sale of online trading discount business ..........     (452,000)              -
    Reversal of non-cash charge for stock ..............................     (240,000)              -
    Unrealized loss on securities ......................................      460,543               -
    Non-cash compensation expense ......................................       88,480         305,001
  (Increase) decrease in operating assets:
    Commissions and other receivables from clearing organizations ......    1,597,305      (1,511,842)
    Deposits at clearing organizations .................................     (768,916)       (100,304)
    Trading account securities, net ....................................   (1,135,894)        789,832
    Prepaid expenses and other assets ..................................     (294,488)         81,019
    Cash in escrow .....................................................     (350,000)              -
  Increase (decrease) in operating liabilities:
    Accrued expenses and other liabilities .............................     (669,833)      1,075,605
    Cash overdraft .....................................................     (144,202)        144,202
                                                                          -----------     -----------

      Total adjustments ................................................   (3,884,879)      1,029,112
                                                                          -----------     -----------

      Cash used by operating activities ................................   (1,422,397)       (542,458)

Cash flows from investing activities
  Purchases of furniture and equipment .................................     (162,179)       (151,256)
  Issuances of notes receivable ........................................   (1,806,701)              -
  Proceeds from sale of online trading discount business ...............      452,000               -
  Payments on notes receivalble ........................................       15,133               -
                                                                          -----------     -----------

    Total cash used by investing activities ............................   (1,501,747)       (151,256)
                                                                          -----------     -----------

Cash flows from financing activities
  Payments on notes payable ............................................   (1,721,528)       (177,778)
  Proceeds from issuance of notes payable ..............................    1,825,000         372,089
  Proceeds from line of credit .........................................      350,000               -
  Proceeds from sale of securities .....................................    2,350,000          25,000
  Proceeds from sale of warrants .......................................            -         125,000
  Proceeds from sale of options ........................................      750,000               -
  Fees paid for sale of stock ..........................................     (342,609)              -
  Stock subscriptions receivable .......................................       50,000               -
                                                                          -----------     -----------

    Total cash provided by financing activities ........................    3,260,863         344,311
                                                                          -----------     -----------


  Net increase (decrease) in cash and cash equivalents .................      336,719        (349,403)

  Cash and cash equivalents at beginning of period .....................       43,880         393,283
                                                                          -----------     -----------

  Cash and cash equivalents at end of period ...........................  $   380,599     $    43,880
                                                                          ===========     ===========
                                                                                  (continued)
                   See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (continued)
                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                             2005             2004
                                                                         -------------   -------------
Supplemental cash flow information:

  Interest .............................................................  $   154,254     $    76,766
                                                                          ===========     ===========

Supplemental disclosures of non-cash investing and financing activities:

  Conversion of debt to equity .........................................  $ 1,448,951     $         -
                                                                          ===========     ===========

  Marketable securities acquired through issuance of notes payable
    valued at $100,000 and warrants valued at $125,000 .................            -     $   225,000
                                                                          ===========     ===========

  Accrued preferred stock dividend .....................................  $    56,220     $    20,250
                                                                          ===========     ===========

  Deemed dividends from beneficial conversion feature on preferred stock  $   111,292     $         -
                                                                          ===========     ===========

  Conversion of accounts payable to preferred stock and warrants .......  $   543,178     $         -
                                                                          ===========     ===========

  Conversion of accounts payable to debt ...............................  $   100,000     $         -
                                                                          ===========     ===========

  Marketable securities acquired through issuance of
    Series E preferred stock at market value ...........................  $   783,750     $         -
                                                                          ===========     ===========

                   See accompanying notes to the consolidated financial statements.

                                        EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                            Series A           Series B          Series C          Series D         Series E
                                        Preferred Stock    Preferred Stock   Preferred Stock   Preferred Stock   Preferred stock
                                       -----------------   ----------------  ----------------  ----------------  ---------------
                                       Shares    Amount    Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount
                                       -------   -------   -------  -------  -------  -------  -------  -------  -------  ------
Balance at January 1, 2004 ..........   10,000   $   100         0  $     -        0     $  -        0     $  -        -  $    -

Warrants issued in connection .......        -         -         -        -        -        -        -        -        -       -
  with note .........................        -         -         -        -        -        -        -        -        -       -
Issuance of restricted stock ........        -         -         -        -        -        -        -        -        -       -
Issuance of common stock for
 establishment of independent office         -         -         -        -        -        -        -        -        -       -
Amortization of restricted stock ....        -         -         -        -        -        -        -        -        -       -
Amortization of conversion of .......        -         -         -        -        -        -        -        -        -       -
  stock options to common stock .....        -         -         -        -        -        -        -        -        -       -
Non-cash stock compensation .........        -         -         -        -        -        -        -        -        -       -
Common stock cancelled ..............        -         -         -        -        -        -        -        -        -       -
Sale of common stock ................        -         -         -        -        -        -        -        -        -       -
Net loss ............................        -         -         -        -        -        -        -        -        -       -
Dividends accrued on preferred stock         -         -         -        -        -        -        -        -        -       -
Prior per adjustment ................        -         -         -        -        -        -        -        -        -       -
                                       -------   -------   -------  -------  -------  -------  -------  -------  -------  ------
Balance at December 31, 2004 ........   10,000       100         -        -        -        -        -        -        -       -

Sale of common stock ................        -         -         -        -        -        -        -        -        -       -
Conversion of note to common stock ..        -         -         -        -        -        -        -        -        -       -
Sale of preferred stock Series B ....        -         -     7,000       70        -        -        -        -        -       -
Sale of preferred stock Series C ....        -         -         -        -    7,062       71        -        -        -       -
Sale of preferred stock Series D ....        -         -         -        -        -        -    2,000       20        -       -
Cancellation of preferred ...........        -         -         -        -        -        -        -        -        -       -
  stock Series A ....................  (10,000)     (100)        -        -        -        -        -        -        -       -
Sale of preferred stock Series E ....        -         -         -        -        -        -        -        -   13,333     133
Conversion of convertible 10% .......        -         -         -        -        -        -        -        -        -       -
  promissory notes to common stock ..        -         -         -        -        -        -        -        -        -       -
Charge to paid-in-capital for capital        -         -         -        -        -        -        -        -        -       -
  costs associated with change of ...        -         -         -        -        -        -        -        -        -       -
  control and issuance of common and         -         -         -        -        -        -        -        -        -       -
  preferred stock ...................        -         -         -        -        -        -        -        -        -       -
Reversal of common stock issued for
  establishment of independent office        -         -         -        -        -        -        -        -        -       -
Conversion of options to common stock        -         -         -        -        -        -        -        -        -       -
Amortization of restricted stock ....        -         -         -        -        -        -        -        -        -       -
Dividends accrued on preferred stock         -         -         -        -        -        -        -        -        -       -
Net income ..........................        -         -         -        -        -        -        -        -        -       -
                                       -------   -------   -------  -------  -------  -------  -------  -------  -------  ------
Balance at December 31, 2005 ........        -   $     -     7,000  $    70    7,062  $    71    2,000  $    20   13,333  $  133
                                       =======   =======   =======  =======  =======  =======  =======  =======  =======  ======
                                                                                                                     (continued)
                                 See accompanying notes to the consolidated financial statements.

                                        EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                           (continued)

                                          Common Stock       Additional                                    Stock
                                       -------------------     paid-in     Accumulated    Deferred     subscriptions
                                        Shares     Amount      capital       deficit     compensation   receivable       Totals
                                       ---------   -------   -----------   -----------   ------------  -------------  ------------
Balance at January 1, 2004 ..........  3,194,450   $31,945   $ 5,763,374   $(6,462,774)  $  (133,828)  $          -   $  (801,183)

Warrants issued in connection
  with note .........................          -         -       125,000             -             -              -       125,000
Issuance of restricted stock ........     65,500       655        78,945             -             -              -        79,600
Issuance of common stock for
 establishment of independent office     200,000     2,000       238,000             -             -              -       240,000
Amortization of restricted stock ....          -         -             -             -        43,665              -        43,665
Amortization of conversion of .......          -
  stock options to common stock .....          -         -             -             -        26,480              -        26,480
Non-cash stock compensation .........          -         -       (25,880)            -             -              -       (25,880)
Common stock cancelled ..............    (21,925)     (219)      (10,375)            -             -              -       (10,594)
Sale of common stock ................     75,000       750        74,250             -             -        (50,000)       25,000
Net loss ............................          -         -             -    (1,571,570)            -              -    (1,571,570)
Dividends accrued on preferred stock           -         -       (28,125)            -             -              -       (28,125)
                                       ---------   -------   -----------   -----------   -----------   ------------   -----------
Balance at December 31, 2004 ........  3,513,025    35,131     6,215,189    (8,034,344)      (63,683)       (50,000)   (1,897,607)

Sale of common stock ................  3,071,516    30,715     2,316,207             -             -         50,000     2,396,922
Conversion of note to common stock ..     50,000       500        49,500             -             -              -        50,000
Sale of preferred stock Series B ....          -         -       699,930             -             -              -       700,000
Sale of preferred stock Series C ....          -         -       736,219             -             -              -       736,290
Sale of preferred stock Series D ....          -         -       199,980             -             -              -       200,000
Cancellation of preferred
  stock Series A ....................          -         -      (299,900)            -             -              -      (300,000)
Sale of preferred stock Series E ....          -         -     1,033,617             -             -              -     1,033,750
Deemed dividends from beneficial
  conversion feature on preferred
  stock .............................          -         -       111,292      (111,292)            -              -             -
Conversion of convertible 10% .......          -
  promissory notes to common stock ..    108,835     1,088       271,000             -             -              -       272,088
Charge to paid-in-capital for capital
  costs associated with change of
  control and issuance of common and
  preferred stock ...................          -         -      (342,609)            -             -              -      (342,609)
Reversal of common stock issued for
  establishment of independent office   (200,000)   (2,000)     (238,000)            -             -              -      (240,000)
Conversion of options to common stock     55,629       556        87,924             -             -              -        88,480
Amortization of restricted stock ....          -         -             -             -        63,683              -        63,683
Dividends accrued on preferred stock           -         -             -       (56,220)            -              -       (56,220)
Net income ..........................          -         -             -     2,462,481             -              -     2,462,481
                                       ---------   -------   -----------   -----------   -----------   ------------   -----------
Balance at December 31, 2005 ........  6,599,005   $65,990   $10,840,349   $(5,739,375)  $         -   $          -   $ 5,167,258
                                       =========   =======   ===========   ===========   ===========   ============   ===========

                                 See accompanying notes to the consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - Empire Financial Holding Company (the "Company"), a Florida corporation, owns Empire Financial Group, Inc. ("EFG") and Empire Investment Advisors, Inc. ("EIA"). All intercompany transactions and accounts have been eliminated in consolidation.

EFG is an introducing securities broker dealer which provides brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives. In November, the Company sold its online discount trading business to an unrelated broker dealer. EIA is a fee-based investment advisory service which offers its services to retail customers.

The Company's executive offices are located in Longwood, Florida with independent registered representatives throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MARKETABLE SECURITIES OWNED, AT MARKET VALUE - Marketable securities owned are comprised of the equity securities held in the Company's inventory account for its trading and market making operations. The securities are recorded at market value with unrealized gains and losses reflected in the current period earnings. Market values are generally based on prices from independent sources, such as listed market prices or broker or dealer price quotations.

SECURITIES NOT READILY MARKETABLE, AT ESTIMATED FAIR VALUE - Securities not readily marketable are comprised of equity securities held by the Company for investment purposes. The securities are, for the most part, recorded at cost and are not readily marketable due to the low daily trading volumes. The Company still carries these securities at cost because management believes they will recover their value from anticipated future events.

COMMISSIONS AND OTHER RECEIVABLES FROM CLEARING ORGANIZATION - Receivables from broker dealers and clearing organizations represent monies due to the Company from its clearing agent for transactions processed.

DEPOSIT AT CLEARING ORGANIZATION - The Company is required, by its clearing agreement, to maintain a deposit with its clearing organization.

FURNITURE AND EQUIPMENT, NET - Property and equipment are recorded at cost. Depreciation on property and equipment is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets. The Company recognizes an impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company recorded no impairments for the year ended December 31, 2005 and 2004.

CLEARING AND EXECUTION COSTS - Clearing and execution costs include revenues generated from transactional fees charged to retail and institutional customers as well as commissions and fees from mutual fund transaction sales commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time.

SECURITIES TRANSACTIONS - Securities transactions and the related revenues and expenses are recorded on a trade date basis.

EQUITY MARKET-MAKING TRADING REVENUES, NET - Consist of net realized and net unrealized gains and losses on securities traded for the Company's own account. Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amount indicated below:

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       Year ended December 31,
                                                         2005           2004
                                                     -----------    -----------
Net income (loss) applicable to common
  stockholders as reported .......................   $ 2,294,969    $(1,599,695)

Subtract stock-based employee
  compensation expense related to stock
  options determined under the fair value method .      (383,172)      (207,791)

Add (deduct) amounts charged (credited) to
   compensation expense ..........................       152,163        (25,880)
                                                     -----------    -----------
  Pro forma ......................................   $ 2,063,960    $(1,833,366)
                                                     ===========    ===========

Net income (loss) per share applicable
 to common stockholders:
  As reported ....................................   $       .44    $      (.50)
                                                     ===========    ===========

  Pro forma ......................................   $       .40    $      (.57)
                                                     ===========    ===========

The per share weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was $ 1.89 and $ .78, respectively, on the grant date using the following weighted average assumptions:

                                                       Year ended December 31,
                                                         2005           2004
                                                     -----------    -----------
Expected dividend yield ..........................       None           None
Risk-free interest rate ..........................       4.37%          5.01%
Expected life ....................................    3.0 years      9.4 years
Volatility .......................................      100.5%           74%

         The pro forma impact of options on the net income (loss) for the years ended December 31, 2005 and 2004 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

EARNINGS/(LOSS) PER SHARE - Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings/(loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in issuance of common stock. Options, convertible notes and convertible preferred stock are included in the computation of net earnings/loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE - In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, and therefore effective for the year ending December 31, 2006 for the Company.

The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

Statement of Financial Accounting Standards No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Statement of Financial Accounting Standards No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, an amendment of FASB Statements No. 66 and 67 (SFAS
152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 153, EXCHANGES OF NON-MONETARY ASSETS, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

In March 2005, FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

In September 2005, AcSEC issued Statement of Position 05-1: ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

FASB Staff Position (FSP) FAS 13-1--ACCOUNTING FOR RENTAL COSTS INCURRED DURING A CONSTRUCTION PERIOD, was issued on October 6, 2005 and becomes effective for the new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, ACCOUNTING FOR EARLY RETIREMENT OR POSTEMPLOYMENT PROGRAMS WITH SPECIFIC FEATURES (SUCH AS TERMS SPECIFIED IN ALTERSTEILZEIT EARLY RETIREMENT ARRANGEMENTS). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-7, ACCOUNTING FOR MODIFICATIONS TO CONVERSION OPTIONS EMBEDDED IN DEBT INSTRUMENTS AND RELATED ISSUES. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application of EITF05-7.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on he income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application of EITF05-8.

3. CHANGE OF CONTROL

         On March 8, 2005, the Company entered into a stock purchase agreement with a Delaware limited liability company, (the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser shares of convertible preferred stock with a stated value of $700,000, in exchange for $500,000 of cash and cancellation of a $200,000 note previously issued by the Company to an affiliate of the Purchaser. The preferred stock is convertible into shares of the Company's common stock at $.60 per share. In addition to the issuance of the preferred stock, the Company received at closing a loan from the Purchaser in the amount of $250,000. Concurrent with these transactions, the Company granted to the Purchaser an option to acquire an additional 1,666,666 common shares at an exercise price of $.60 per share. The Purchaser exercised their option in June of 2005 whereby the Company received cash in the amount of $750,000 and satisfied the $250,000 note in exchange for the issuance of 1,666,666 shares of the Company's common stock.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         In addition, the stock purchase agreement provides that at the closing
(a) the Purchaser will have the right to designate three of our directors who must be reasonably acceptable to the Company, two of whom must be independent directors, and (b) the resignation of two directors of the Company.

         On March 8, 2005, the Company also entered into a stock exchange agreement with a former officer of the Company and a trust controlled by him, pursuant to which he agreed to exchange (a) 10,000 shares of the Company's Series A Preferred Stock owned by him, (b) certain outstanding debt owed to him by the Company in the approximate amount of $240,000 and (c) the Company's remaining severance obligations owed to him, all in exchange for the Company issuing to him shares of convertible preferred stock with a stated value of $800,000. The preferred stock is convertible into shares of the Company's common stock at $2.00 per share. The Company agreed to pay to him $150,000 no later than June 30, 2007 and to repay at the closing a note owed to him by the Company in the principal amount of $100,000.

         In addition, on March 8, 2005, the former officer of the Company and the Purchaser entered into a stock purchase and option agreement, pursuant to which, for an undisclosed amount, the Purchaser will acquire from him 500,000 shares of the Company's common stock and an option to purchase an additional 1,050,000 shares of the Company's common stock from him. The option will expire on various dates from 24 to 42 months after the closing, unless accelerated as provided in the option, and will have exercise prices ranging from $1.25 to $2.25 per share. The former officer of the Company also agreed to deliver to the Purchaser at the closing, irrevocable proxies covering the shares subject to the option, which will permit the Purchaser to vote these shares on all matters, except that without the approval of him, these shares may not be voted in favor of (i) the sale of all or substantially all of the Company's assets, (ii) merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of the Company's shares of common stock available under any existing employee stock option plan.

         Due to the above transaction, the Purchaser has gained control of the Company from the former officer.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

4. PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consists of the following:

                                                            Estimated
                                                           useful lives
                                                           ------------
         Equipment                            132,511       5-7 years
         Computers                            208,106         5 years
         Furniture and fixtures                54,336         7 years
                                            ---------
                                              394,953
         Less accumulated depreciation       (171,226)
                                            ---------
                                            $ 223,727
                                            =========

Depreciation expense charged to income was $73,789 in 2005 and $30,061 in 2004.

5. NOTES RECEIVABLE

The Company has advanced funds to the owner of an independent office on Long Island, New York (Uniondale) which is processing its business through the Company and to certain registered representatives, in its two Company owned offices in New York City and Boca Raton, Florida. The notes receivable, by location, at December 31, 2005, were as follows:

                                               Amount
                                               ------
         Long Island office                 $ 1,695,318
         New York office                         23,958
         Boca Raton office                       72,292
                                            -----------
         Total notes receivable             $ 1,791,568
                                            ===========

Long Island note:
Principal and interest payments on the Long Island note are paid from the override commission and fees generated by the registered representatives of the Long Island office. The note payments are calculated using an amount that represents, the difference between commission payments to the registered representatives in that location and, ninety percent of gross commissions generated. Payments will also include 50% of the income generated from the office's transaction charges. The note carries a 10% interest rate and matures on October 5, 2008 unless otherwise extended by mutual agreement. At December 31, 2005, the note was credited with payments of $15,133.

New York and Boca Raton notes:
These notes carry a 10% interest rate and are due on demand.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

6. NOTES PAYABLE

Notes payable at December 31, 2005, consisted of the following:

         Unsecured notes payable to a former officer of the EFH, which requires monthly installments of $18,056, plus interest at twelve percent through its maturity date. The note matures on
         September 20, 2006...........................................$  162,500

         Convertible notes payable to investors, interest payable
         semi-annually on June 30 and December 31 at ten percent.
         Notes convertible into common stock at $2.00 per share
         subject to certain adjustments. Payable in full on December
         31, 2006, if not converted...................................   200,000

         Unsecured note payable to the EFH's clearing organization
         which requires monthly installments of $16,667 plus interest at 2% over prime (nine percent at December 31, 2005). The
         note matures on February 20, 2006............................    33,333

         Unsecured note payable to the EFH's clearing organization, which requires monthly installments of $41,667 plus interest at 2% over prime (nine percent at December 31, 2005). The
         note matures on November 16, 2006............................   458,334

         Unsecured note payable to an investor, which requires monthly payments of $500 for interest only . The note matures on
         February 20, 2006............................................    50,000

         Unsecured non interest bearing note payable to a former
         officer, which is due upon final execution of the SEC
         settlement...................................................    75,000
                                                                      ----------
                                                                      $  979,167
                                                                      ==========

         The annual maturities of principal on the notes payable are as follows:

         Year ending December 31, 2006................................$  979,167
                                                                      ==========

7. LINE OF CREDIT PAYABLE

         On December 31, 2005, the Company entered into a promissory note that gives the Company a $2,500,000 line of credit with an unrelated third party. The note bears interest at 5% annually and matures on December 27, 2007. As of December 31, 2005, the Company owed $350,000 on the line of credit.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8. ACCRUED EXPENSES AND OTHER LIABILITIES

         At December 31, 2005, accrued expenses consisted of the following:

         Accrued payroll and taxes................................... $  271,559
         Accrued commissions and management fees.....................    199,578
         Accrued preferred stock dividend............................     56,220
         Accrued SEC regulatory reserve..............................    350,000
         Other expenses..............................................    144,130
                                                                      ----------
                                                                      $1,021,487
                                                                      ==========
9. EARNINGS PER SHARE

         Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

Calculation of net income(loss) per share is as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------   -----------
Numerator for net income (loss) per share:
Net income .........................................   $2,462,481   $(1,571,570)
Preferred stock dividends and deemed dividends from
  beneficial conversion feature on preferred stock .     (167,512)      (28,125)
                                                       ----------   -----------
Income attributable to common stockholders-basic ...    2,294,969    (1,599,695)

Plus: preferred stock dividends-Series B, C & D ....       43,095             -
                                                       ----------   -----------
Income attributable to common stockholders-diluted .    2,338,064    (1,599,695)
                                                       ==========   ===========
Denominator:
Basic weighted-average shares ......................    5,160,133     3,221,753
Outstanding options ................................      131,629             -
Outstanding warrants ...............................       73,598             -
Convertible preferred stock Series B ...............      719,178             -
Convertible preferred stock Series C ...............            -             -
Convertible notes ..................................            -             -
Convertible preferred stock Series D ...............            -             -
                                                       ----------   -----------
Diluted weighted-average shares ....................    6,084,538     3,221,753
                                                       ==========   ===========
Basic and diluted income (loss) per share:
Basic income per share .............................   $     0.44   $     (0.50)
                                                       ==========   ===========
Diluted income per share ...........................   $     0.38   $     (0.50)
                                                       ==========   ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earning per share:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------   -----------

Warrants ...........................................      403,022             -
Stock options ......................................    1,570,000       765,000
Convertible preferred stock series A ...............       76,654             -
Convertible preferred stock series C ...............      217,664             -
Convertible preferred stock series D ...............       61,644             -
Convertible preferred stock series E ...............       15,095             -
Convertible notes ..................................      100,000             -

10. EQUITY

         For the year ended December 31, 2005, the Company recorded the following stock, option and warrant transactions:

         o The Company sold 416,667 shares of common stock for $250,000 in cash;

         o The Company sold 7,000 shares of Series B Convertible Preferred Stock accompanied with an option to acquire 1,666,666 shares of common stock at an exercise price of $.60 per share, in exchange for $500,000 of cash and cancellation of a $200,000 note previously issued to us;

         o A trust administered by a former officer of ours sold 500,000 shares and an option to purchase an additional 1,050,000 shares of the Company's common stock for an undisclosed amount. The option expires on various dates from 24 to 42 months after May 20, 2005, and has exercise prices ranging from $1.25 to $2.25 per share; we exchanged 10,000 shares of our preferred stock Series A, outstanding debt in the amount of $240,000 and a severance obligation owed to a former officer of the Company and a trust controlled by him, for 7,062 shares of our preferred stock series C valued at $770,040. The preferred stock series C is convertible in to shares of our common stock at $2.00 per share.

         o  The Company sold 416,667 shares of common stock for $250,000.

         o On June 29, the options, granted in conjunction with the sale of our Series B preferred stock, were exercised for $750,000 in cash and satisfaction of a note payable in the amount of $250,000.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         As a result of the completion of the above transactions, the Company is no longer controlled by a former officer,

         Unrelated to the change of control of the Company, the following equity transactions occurred in 2005:

         o The Company issued 50,000 shares of common stock in exchange for $50,000 owed by the Company to the lender;

         o An officer of the Company, exercised 200,000 options covering 55,629 shares of the Company's common stock, granted under the stock option plan in 2003;

         o The Company cancelled 200,000 shares of common stock and issued warrants to purchase 50,000 shares of our common stock, at $1.25 per share, as a result of cancellation of an agreement previously executed in 2004;

         o Sold 100,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares at $2.00 for $100,000; sold 150,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares at $1.50 per share for $150,000; sold 151,515 shares of common stock at $1.65 for $250,000;

         o The Company issued 2,000 shares of Series D preferred stock with a stated value of $200,000 in exchange for accounts payable;

         o Sold 20,000 shares of common stock at $2.50 per share, five year warrants to purchase 12,500 shares of our common stock at $3.73 and a thirty day option assignment from a stockholder to purchase 12,500 shares of stock at $1.25 per share from a former officer for $50,000;

         o Sold 100,000 shares of common stock, five year warrants to purchase 62,500 shares of our common stock at $3.73 and a thirty day option assignment to purchase 62,500 shares of stock at $1.25 per share for $250,000;

         o Sold 10,000 shares of the Company's newly created Series E preferred stock valued at $75.00 per share in exchange for listed common stock valued at $783,750 at the time of the exchange and 3,333 shares of the Company's Series E preferred stock valued at $75.00 per share for $250,000.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         Also during the fourth quarter, the Company converted, at the election of several of the convertible note holders, $200,000 of convertible notes to common stock valued at $2.00 per share and $72,079 of convertible notes to common stock at the value of $2.50 per share. As a result of this conversion, the Company issued:

         o 80,000 shares of common stock in exchange for $200,000 worth of convertible notes payable;

         o 13,635 shares of our common stock in exchange for $34,089 worth of convertible notes payable;

         o 15,200 shares of common stock in exchange for $38,000 worth of convertible notes payable to a major shareholder and previous officer of the Company.

         The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

         Convertible Issue                             Conversion Price
         -----------------                             ----------------
         Series B preferred stock....................     $  0.60
         Series C preferred stock....................        2.00
         Series D preferred stock....................        2.00
         Series E preferred stock....................        3.51
         Notes payable-10% convertible debt..........        2.00

11. STOCK OPTIONS -

         The Company adopted the 2000 Incentive Compensation Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the board of directors. Of the stock options outstanding at December 31, 2004, 610,500 vested immediately upon grant, 50,000 vest over a two year period from the date of grant and 210,000 vest over a three year period from the date of grant.

         The Company granted options to purchase 1,575,000 shares of the Company's common stock to officers and key employees during the year 2005 at a weighted average exercise price of $2.04. Of the 1,575,000 options granted, 275,000 options were granted to employees, 650,000 were granted to officers who are not members of the Board of Directors, 500,000 were granted to officers who are members of the Board of Directors and 150,000 were granted to outside members of the Board of Directors. 280,000 options vest immediately and 1,295,000 options vest monthly over a two year period.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         The following table summarizes stock options at December 31, 2005:

                  Outstanding Stock Options          Exercisable Stock Options
               ------------------------------     ------------------------------
                Weighted                            Weighted
                 Average     Weighted               Average     Weighted
 Exercise       Remaining    Average               Remaining    Average
   Price       Contractual   Exercise             Contractual   Exercise
   Range         Shares        Life     Price       Shares        Life     Price
-----------    -----------   --------   -----     -----------   --------   -----
$ .90-$1.00       110,000      8.31     $ .99       102,778       8.21     $1.00
$1.10-$1.12       110,000      8.05     $1.11       110,000       8.05     $1.11
$1.17-$1.24        69,514      8.45     $1.20        43,937       8.34     $1.21
$1.50-$1.54       145,000      8.55     $1.52        89,583       8.84     $1.51
   $1.74           70,000      9.58     $1.74        17,500       9.58     $1.74
$2.00-$2.05     1,460,000      9.32     $2.01       638,056       9.18     $2.01
$2.89-$2.94       110,000      9.89     $2.94         9,583       9.88     $2.93

The following table summarizes stock option activity for the years ended December 31, 2005 and 2004:

                                         Weighted              Weighted
                                          Average               Average
                                         Exercise              Exercise
                                          Shares      Price     Shares     Price
                                         ---------    -----    --------    -----

Outstanding at beginning of year......     765,000    $1.35     605,500    $1.36
Granted...............................   1,575,000     2.04     349,500     1.22
Exercised.............................    (200,000)    3.59           -        -
Cancelled.............................     (65,486)    1.17    (190,000)    1.21
                                         ---------             --------
Outstanding at end of year............   2,074,514     2.04     765,000     1.35
                                         =========             ========

Exercisable at end of year............   1,011,437     1.30     670,239     1.30
                                         =========             ========
Weighted average fair value of
 options granted during the year 2005.       $1.89                $1.22
                                         =========             ========

12. EMPLOYEE BENEFIT PLAN

The Company has one savings plan (the "Plan") that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986. To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old. The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law. The Plan also provides that the Company may match employee contributions to the Plan. The Company did not make any contributions to the Plan during the years ended December 31, 2005 and 2004.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

13. INCOME TAXES

The federal and state income tax provision (benefit) for the years ended December 31, 2005 and 2004 is summarized as follows:

                                                            2005         2004
                                                        -----------   ----------
         Current
            Federal ..................................  $         -   $        -
            State ....................................            -            -
                                                        -----------   ----------
                                                                  -            -
                                                        -----------   ----------

         Deferred
            Federal ..................................   (1,809,000)           -
            State ....................................     (308,000)           -
                                                         -----------  ----------
         Total provision (benefit) for income taxes ..  $(2,117,000)  $        -
                                                         ===========  ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses in prior periods that caused management to doubt, based on the available objective evidence; whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company had provided for full valuation allowance against its net deferred tax assets. During the year ended December 31, 2005 the Company eliminated the valuation allowance that had been recorded because management now believes that, based on current operations and future projections, the benefits arising from the deferred tax assets will be realized. The components of the Company's deferred tax assets at December 31, 2005 and 2004 were as follows:

                                                  2005         2004
                                               ----------   ----------
         Net operating losses carryforwards    $1,446,000    1,400,000
         Amortization of intangibles .......      645,000      650,000
         Other .............................       26,000       20,000
                                               ----------   ----------
         Deferred tax assets ...............    2,117,000    2,070,000
         Less : Valuation allowance ........            -   (2,070,000)
                                               ----------   ----------
         Net deferred tax asset ............   $2,117,000            -
                                               ==========   ==========

The Company has net operating loss carryforwards for federal tax purposes of approximately $3,889,000 which expire in years 2022 through 2024. The amount deductible per year is limited to approximately $630,000 under current tax regulations.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:
                                                       Year Ended December 31,
                                                     --------------------------
                                                         2005            2004
                                                     -----------    -----------
Computed tax at the federal statutory rate of 34%    $   117,000       (534,000)
State taxes, net of federal benefit .............        (37,000)       (57,000)
Operating loss carryforwards ....................     (1,446,000)
Amortization of intangibles .....................       (645,000)
Non-deductible compensation .....................       (105,000)
Other ...........................................         (1,000)
Valuation allowance .............................                       591,000
                                                     -----------    -----------
Provision (benefit) for income taxes ............    $(2,117,000)             -
                                                     ===========    ===========
Effective income tax rate .......................          (613)%
                                                     ===========    ===========

14. COMMITMENTS AND CONTINGENCIES

Office Lease Commitments

The Company's subsidiary and its company-owned branch offices lease office facilities under operating lease agreements. Lease expense totaled $223,678 and $139,296 for the year ended December 31, 2005 and 2004, respectively.

The following is a schedule by year of future lease commitments:

         Year Ending
         December 31,
         ------------
             2006              $ 207,506
             2007                139,372
             2008                142,786
             2009                146,554
             2110                 24,442
                               ---------
                               $ 660,660
                               =========

Regulatory and Legal Matters

During 2005, the Company's subsidiary, EFG, received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading of mutual fund shares on behalf of our clients.

EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main office in Washington D.C. Therefore, the Company has recognized an expense of $275,000, in its Consolidated Statement of Operations for its share of the settlement and has recorded a receivable of $75,000 for an amount due from a former officer of the parent. This payment is represented on the Consolidated Statement of Financial Position for the year ended December 31, 2005 as cash in escrow and the receivable from the former officer is reflected as a prepaid expense and other assets. The corresponding liability of $350,000 is reflected in accrued expenses and other liabilities.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Customer Complaints and Arbitration

From time to time, EFG can be a defendant or co-defendant in arbitration matters incidental to its retail brokerage services business. EFG may contest the allegations of the complaints in these cases and carries error and omission insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $100,000 per incident. In the opinion of management, based on discussions with legal counsel, the outcome of any pending matters will not result in a material adverse affect on the financial position or results of operations of the Company or its subsidiaries.

The Company's subsidiaries' business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. In the ordinary course of business, the Company operating through its subsidiaries and its principals are, and may become a party to additional legal or regulatory proceedings or arbitrations. The Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on the Company's business.

Employment Agreements

The Company has employment agreements with several of it key officers and a director. The agreements typically are for a two year duration and can be cancelled by either party upon 90 days written notice. Currently the Company has three individuals who have employment agreements totaling $510,000 per year.

15. OFF BALANCE SHEET RISKS

Retail customer transactions are cleared through the clearing broker on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing broker may charge the Company for any loss incurred in satisfying the customer obligations. Additional credit risk occurs if the clearing brokers of affiliates do not fulfill their obligations. The Company regularly monitors the activity in its customer accounts for compliance with margin requirements.

In addition, we have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2005 at the market values of the securities and will incur a loss if the market value decreases subsequent to December 31, 2005.

16. CONCENTRATION OF CREDIT RISKS

We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $100,000. We have not experienced any previous losses due to this policy.

17. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARY

The Company's subsidiary, EFG, is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

At December 31, 2005, EFG's net capital was $827,719 which exceeded the capital requirement by $291,719.The Company's ratio of aggregate indebtedness to net capital was 4.5 to 1. The Company claims exemption under rule 15c3-3 under paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.

18. SUBSEQUENT EVENTS

In January 2006, the Company increased our stockholders equity by $725,000 from proceeds from the sale of 290,000 shares of common stock and the issuance of 181,500 warrants to purchase the Company's common stock at $4.99 per share.

On March 13, 2006, the Company issued 863,074 shares of newly created Series F preferred stock, to unrelated third parties, for $2,804,990. The series F preferred stock includes five year warrants to purchase 431,537 shares of the Company's common stock at $4.50 per share and carries a 4% cumulative dividend.

On February 6, 2006, the Company received a letter from the National Association of Securities Dealers ("NASD") stating that they intended to recommend that disciplinary action be brought against the Company for failing to maintain the minimum net capital required by Securities Exchange Act ("SEA") Rule 15c3-1. The letter states that from September 2003 until February 14, 2005, that the Company, acting through it former Financial and Operations Principal ("FINOP") prepared and submitted materially inaccurate Financial and Operational Combined Uniform Single Report ("FOCUS Reports"). The NASD letter further states that the firm acting through it former FINOPs prepared and maintained materially inaccurate net capital computation in violation of NASD rules. Also during the period beginning in September of 2003 until December of 2004, the Company implemented a material change in business operations by increasing the number of equity securities in which it made a market from 136 to 1427 without filing an application for approval with the NASD thus violating NASD regulations.

The NASD has given the Company the opportunity to submit reasons indicating why the action should not be brought against us. The Company is in the process of preparing it response. Management believes any action or settlement will not be material in relation to the net worth of the Company.