Form 10KSB/A
period 2005-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2006-05-02
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

PART III (ITEMS 9 THROUGH 12 AND ITEM 14) WERE OMITTED IN OUR ORIGINAL FILING OF OUR FORM 10-KSB. SINCE WE HAVE NOT FILED A DEFINITIVE PROXY STATEMENT PURSUANT TO REGULATION 14A UNDER THE SECURITIES AND EXCHANGE ACT WITHIN 120 DAYS AFTER THE CLOSE OF OUR FISCAL YEAR, THIS ANNUAL REPORT IS HEREBY AMENDED TO INCLUDE THESE PREVIOUSLY OMITTED ITEMS.


                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1  Description of Business ...................................   4

         Item 2  Description of Property ...................................  16

         Item 3  Legal Proceedings .........................................  17

         Item 4  Submission of Matters to a Vote of Security Holders .......  17

PART II

         Item 5  Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuers Purchases of Equity Securities......  18

         Item 6  Management's Discussion and Analysis or Plan of Operation..  21

         Item 7  Financial Statements ......................................  32

         Item 8  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  32

         Item 8A Controls and Procedures....................................  32

         Item 8B Other Information..........................................  32

Part III

         Item 9  Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act.  33

         Item 10 Executive Compensation.....................................  35

         Item 11 Security Ownership of Certain Beneficial Owners and
                 Management ................................................  37

         Item 12 Certain Relationships and Related Transactions.............  38

         Item 13 Exhibits...................................................  41

         Item 14 Principal Accountant Fees and Services.....................  44

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

ITEM 8B. OTHER INFORMATION
--------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
----------------------------------------------------------------------

         Our executive officer and directors and their respective ages as of May 1, 2006 are as follows:

                                Director
Name                      Age    Since     Position
----                      ---   --------   --------

Donald A. Wojnowski Jr.   46      2004     President, Chief Executive Officer
                                           and Director

Rodger E. Rees            51               Chief Financial Officer and Secretary
                                           of Empire Financial Holding Company,
                                           Inc. and Empire Financial Holding
                                           Group, Inc.

John J. Wilson            57               Vice President and Chief Compliance
                                           Officer of Empire Financial Group,
                                           Inc.

Bradley Gordon            53      2003     Director

Steven M. Rabinovici      54      2005     Chairman of the Board and Director

John C. Rudy              64      2005     Director

Kirk M. Warshaw           48      2005     Director

         Donald A. Wojnowski Jr. is our President, Chief Executive Officer and a member of the Board of Directors. Mr. Wojnowski is also the President and Chief Executive Officer of one of our wholly-owned subsidiaries, Empire Financial Group, Inc. Mr. Wojnowski was elected Chief Executive Officer in July of 2005 and has served as our President since June 2004. Prior to holding his current position, Mr. Wojnowski was our Vice President of Business Development, a position he held from September 1999 until February 2004. Mr. Wojnowski joined us in 1993 and has been a member of our Board since June 2004.

         Bradley L. Gordon has served as a director of our company since June 2003. Mr. Gordon also serves as an audit committee member. Since April 2000, Mr. Gordon has been the managing member of Concept Acquisitions LLC, an international franchise management and holding company. From September 1997 to April 2000, Mr. Gordon was a director and the chief operating officer of Ultimate Franchise Systems, Inc. In addition, Mr. Gordon has held various executive management positions within various private and public retail and wholesale service companies. Mr. Gordon's responsibilities have encompassed strategic planning, management and profit responsibility of multi-billion dollar organizations. Mr. Gordon has also been directly involved with and responsible for the growth of start-up companies through the maturity and final consolidation stages of their life cycles.

         Steven M. Rabinovici became a director of our company in May 2005 and was elected Chairman of the Board in July 2005. Mr. Rabinovici has over 25 years experience as a senior executive in both the profit and non-profit sectors. From 1992 through 2004, Mr. Rabinovici was the chief executive officer of Complete Management Inc., a physician practice management company.

         Rodger E. Rees was elected as our Chief Financial Officer and Secretary in May 2005. Mr. Rees has been the Chief Operating Officer of Empire Financial Group, Inc. and Empire Investments Advisors, Inc., two of our wholly-owned subsidiaries, since February 2005. From July 2001 through February 2005, Mr. Rees served as the director of independent broker dealer services for Empire Financial Group, Inc. From February 1995 through July 2001, Mr. Rees was President and Chief Operating Officer of Centennial Capital Holdings, Inc. (a financial services company). Mr. Rees is a licensed certified public accountant in the State of Georgia.

         John C. Rudy became a director of our company in May 2005. Mr. Rudy also serves as an audit committee member. Mr. Rudy has over 35 years of experience in financial and business operations. Since 1992, Mr. Rudy has been President of Beacon Consulting Associates, a business consulting and accounting firm, which he founded. Mr. Rudy has been a Certified Public Accountant since 1972.

         Kirk M. Warshaw became a director of our company in May 2005. Mr. Warshaw also serves as an audit committee member. Mr. Warshaw is a financial professional with over 20 years experience providing accounting, financial and advisory services. Over the last five years, Mr. Warshaw has advised his clients in over $170 million worth of buy/sell transactions. He has arranged over $64 million in equity and debt financing for small companies as well as assisting in the formation of two small public companies. Mr. Warshaw has been a Certified Public Accountant since 1982.

         John J. Wilson was appointed our Vice President and Chief Compliance Officer in November 2005. Prior to joining Empire Financial Group, Inc., Mr. Wilson was Director of Compliance for National Securities Corporation from July of 2003 until November of 2005. From December 2000 through November 2003, Mr. Wilson served in the same capacity with Weatherly Securities Corporation.


         All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.


         Our Audit Committee is comprised of three non-employee members of our Board of Directors. The Board of Directors has determined that:

   (1) all current committee members are "independent" as that term is defined in the applicable rules and regulations of the American Stock Exchange (AMEX) and the Securities and Exchange Commission (SEC);

   (2)   all current committee members are financially literate; and,

   (3) Kirk M. Warshaw qualifies as an "Audit Committee financial expert" as that term is defined at Item 401 (e) of Regulation S-B.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, our officers, directors and greater than 10% beneficial owners are in compliance with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

         We adopted a Code of Ethical Conduct, effective July 2004, which is applicable to all of our directors, executive officers, and employees, including our President and Chief Financial Officer. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. Our Code of Ethical Conduct has been filed with the SEC and is posted on our website at www.empirenow.com under the "Corporate Governance" section. We will also provide at no charge a copy of the Code of Ethical Conduct to any person upon written request addressed to our President and Chief Executive Officer, Don Wojnowski, at our principal executive office, located at Empire Financial Holding Company, 2170 West State Road 434, Suite 100, Longwood, Florida 32779.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Executive Compensation

         The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2005, 2004, and 2003 by (i) Empire's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2005 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000. The individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives". We did not offer stock appreciation rights or make any long-term incentive plan payouts during these three fiscal years.

                                   SUMMARY COMPENSATION TABLE
                                            ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                     ---------------------------------   -----------------------
                                                                         RESTRICTED   SECURITIES
         NAME AND                                         OTHER ANNUAL     STOCK      UNDERLYING
    PRINCIPAL POSITION        YEAR    SALARY     BONUS    COMPENSATION     AWARDS      OPTIONS
---------------------------   ----   --------   -------   ------------   ----------   ----------
Donald A. Wojnowski Jr. (1)   2005   $250,000   $47,006     $     --           --       300,000
 President and Chief          2004    150,000        --       82,181           --            --
 Executive Officer            2003    150,000        --      312,471           --       125,000


Rodger E. Rees (2)            2005   $180,000   $37,136           --           --            --
 Chief Financial Officer      2004    135,000     5,445           --           --            --
 and Secretary                2003    135,000    14,665           --       20,000        30,000

_________

(1) Mr. Wojnowski served as Vice President of Business Development from September 1999 through February 2004 and was elected as President in June 2004 and elected Chief Executive Officer in July 2005. Other Annual Compensation" for Mr. Wojnowski consists of brokerage commissions

(2) Mr. Rees was elected as Chief Financial Officer and Secretary in May 2005. During 2004 and 2003, Mr. Rees served as Chief Operating Officer and Director of Independent Broker/dealer Services, respectively. Mr. Rees returned 250,000 options to the company in April 2006.

EMPLOYMENT CONTRACTS

         On August 2, 2005, the Company entered into a one year employment agreement with Donald A. Wojnowski. The employment agreement extends through June 1, 2007 and automatically renews on a monthly basis. The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, Donald A. Wojnowski was retained as President and Chief Executive Officer and his total compensation is $240,000 per year plus bonus

         On August 2, 2006, the Company entered into a one year employment agreement with Steven M. Rabinovici. The employment agreement extends through June 2007 and automatically renews on a monthly basis . The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, Steven M. Rabinovici was retained as a director and Chairman of the Board and his total compensation is $120,000 per year plus bonus.

         On November 15, 2005, the Company entered into a one year employment agreement with John J. Wilson. The employment agreement extends through November 15, 2006 and automatically renews on a monthly basis . The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, John J. Wilson was retained as Vice President and Chief Compliance Officer and his total compensation is $150,000 per year plus bonus.

Gagne Severance Arrangements; Exchange Agreement

         On June 25, 2004, Kevin M. Gagne and our company entered into a Severance Agreement, pursuant to which Mr. Gagne's employment with us was terminated and he resigned as one of our officers and directors. Pursuant to the Severance Agreement, Mr. Gagne will receive severance payments from us in the amount of $10,000 per month for 36 months commencing August 1, 2004. In addition, the Severance Agreement provides for mutual releases of all matters arising out of or related to Mr. Gagne's employment with us and any of our subsidiaries or to Mr. Gagne serving as an officer or director of our company or any of our subsidiaries, other than our obligations to indemnify Mr. Gagne and Mr. Gagne's covenant not to compete with our company. Pursuant to the terms of the Severance Agreement, we also granted to Mr. Gagne certain registration rights to register shares of our common stock owned by Mr. Gagne.

         Pursuant to the terms of the certain stock purchase agreement, dated March 8, 2005, among Mr. Gagne, the Gagne Trust and our company, on May 20, 2005, Gagne and the Gagne Trust exchanged (a) 10,000 shares of our Series A Convertible Preferred Stock owned by the Gagne Trust, (b) certain outstanding debt owed to Gagne by us in the approximate amount of $240,000 and (c) our remaining severance obligations under the Severance Agreement, all for our issuing to the Gagne Trust 7,062 shares of Series C Convertible Preferred Stock with a stated value of $706,200. The Series C Convertible Preferred Stock is convertible into shares of our common stock at $2.00 per share. We also borrowed $100,000 from Gagne in February 2005, which note was repaid by us in full on May 20, 2005.

COMPENSATION OF DIRECTORS

COMPENSATION. Non-affiliated directors receive annual compensation in the amount of (i) $5,000 per year in cash to be paid by the Company in quarterly in arrears (pro-rated for partial periods served by any non-affiliate director), (ii) $500 in cash for attendance at meetings of the Board of Directors and (iii) $250 in cash for attendance at meetings of any committees of the Board of Directors. However, neither affiliated directors nor directors who are also employed by the Company receive any fee or compensation for their services as directors. All members of the Board of Directors receive reimbursement for reasonable travel-related expenses actually incurred in connection with their attendance at meetings of the Board of Directors.

OPTIONS. Directors are eligible to receive options under our Amended and Restated 2000 Incentive Compensation Plan. Additionally, upon a person's election as a non-affiliated director, such non-affiliated director is automatically granted an option to purchase 10,000 shares of our common stock or more, at the discretion of management, as well as an automatic annual grant of an option to purchase 10,000 shares of our common stock on each anniversary of the date such non-affiliated director was first elected as one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Our voting securities outstanding on May 1, 2006 consisted of 6,889,005 shares of common stock. The following table shows as of May 1, 2006, the amount of voting securities beneficially owned by (i) each of our current executive officers, (ii) each of our directors (iii) all of our directors and executive officers as a group and (iv) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities. Unless otherwise stated, the address of each holder is c/o Empire Financial Holding Company, 2170 West State Road 434, Suite 100, Longwood, Florida 32779.

                                                        NUMBER OF
                                                       SHARES OWNED      TOTAL
                                         NUMBER OF      SUBJECT TO     NUMBER OF
                                           SHARES      EXERCISE OF       SHARES      PERCENTAGE
                                        BENEFICIALLY    OPTIONS OR    BENEFICIALLY       OF
     NAME OF BENEFICIAL OWNER              OWNED         WARRANTS        OWNED       OUTSTANDING
------------------------------------    ------------   ------------   ------------   -----------
Donald A. Wojnowski Jr. (1) ........        219,157        425,000        644,157        7.86%
Bradley L. Gordon (2) ..............         32,635         88,522        112,635        1.48%
Steven M. Rabinovici (4,5) .........      4,468,182        810,000      5,278,182       64.43%
John C. Rudy (3) ...................             --         50,000         50,000         .61%
Kirk M. Warshaw (3) ................             --         50,000         50,000         .61%
Kevin M. Gagne (4,5) ...............      1,810,300             --      1,810,300       22.10%
Rodger E. Rees (6) .................         25,103         30,000         55,103         .67%
All directors and executive officers
 as a group (6 individuals) ........      4,745,077      1,553,522      6,298,599       77.68%
_________

(1) Mr. Wojnowski holds 51,000 shares of common stock in his retirement account and 168,157 shares personally. He also has options to purchase 425,000 shares of common stock at $2.00 per share of which 275,000 of the options are exercisable within 60 days.

(2) Mr. Gordon, in addition to 32,635 shares of common stock owned of record, owns options that are currently eligible to purchase 20,000 shares at $1.10 per share and 50,000 shares at $2.05 per share as well as warrants to purchase 8,522 shares of common stock at $5.46 per share.

(3) Mr. Rudy and Mr. Warshaw each own options that are currently eligible to purchase 50,000 shares of our common stock at $2.05 per share.

(4) The Gagne First Revocable Trust owns 1,457,200 shares of our common stock on record and 7,062 shares of Series C preferred stock that are currently eligible to be converted into 353,100 shares of our common stock. The Gagne First Revocable Trust delivered to EFH Partners, LLC irrevocable proxies, dated May 20, 2005, covering 1,050,000 shares of our common stock. Series F preferred stock purchasers purchased 500,000 of these options in March 2006 with the balance of 550,000 options currently eligible to be exercised by EFH Partners, LLC.

(5) Steven M. Rabinovici has dispositive and voting power with respect to (a) 3,301,515 shares of our common stock owned of record by EFH Partners, LLC, (b) 7,000 shares of Series B Preferred Stock, par value $.01 per share, owned of record by EFH Partners, LLC which rank superior to our common stock and are currently convertible into an aggregate of 1,166,666 shares of our common stock,
(c) warrants to purchase 60,000 shares of our common stock at $1.50 per share,
(d) warrants to purchase 200,000 shares of our common stock at $2.00 per share and (e) 550,000 shares of our common stock , which are covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote theses shares on all matters, except that without the approval of the Gagne First Revocable Trust, these shares may not be voted in favor of (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. Mr. Rabinovici is the manager of EFH Partners, LLC and has the right to vote these shares of our common stock. (See footnote 3 above)

(6) Mr. Rees, in addition to owning 25,103 shares of our common stock also owns options that are currently eligible to purchase 30,000 shares of our common stock at $1.12 per share.

         For information regarding securities authorized under our equity compensation plan, see Item 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The following is a discussion of certain relationships and related transactions for the years ended December 31, 2005 and 2004.

Goble Settlement Agreement

         On October 31, 2004, we entered into the Settlement Agreement and the Mutual Release with Henry N. Dreifus, Kevin M. Gagne, Bradley L. Gordon, John J. Tsucalas, The Goble Trust and Richard L. Goble, pursuant to which all outstanding controversies between the parties were settled and each party further agreed to dismiss any and all pending lawsuits between and among one another with prejudice. Additionally, the Mutual Release provides for certain releases by (i) us, on behalf of our self and our officers, directors (excluding Mr. Goble) and employees solely in their capacity as our officers, directors and employees, (ii) Mr. Goble and (iii) the Goble Trust.

         Pursuant to the Settlement Agreement, on November 6, 2004, we repurchased from the Goble Trust and Mr. Goble an aggregate of 2,088,000 shares (the "Goble Shares") of our common stock, $.01 par value per share (our "Common Stock").

         In consideration for the purchase of the Goble Shares and in connection with the execution of the Settlement Agreement, (i) Mr. Goble and the Goble Trust received from us all of the issued and three year unsecured promissory note in the original principal sum of $400,000 (the "Goble Note"), and (ii) we agreed to assume Mr. Goble's obligation to pay the Assumed G&G Purchase Price (as defined below) to The Gagne First Revocable Trust (the "Gagne Trust").

         Mr. Goble, Mr. Gagne and the Gagne Trust also entered into a Stock Purchase Agreement, dated as of November 6, 2004 (the "G&G Stock Purchase Agreement"), whereby Mr. Goble purchased from the Gagne Trust all of the outstanding capital stock of G & G Holdings, Inc. ("G&G"), a Florida corporation jointly owned by Messrs. Gagne and Goble, for partial consideration to be paid to the Gagne Trust on November 6, 2004, which includes (i) $250,000 in cash,
(ii) a three year unsecured promissory note in the original principal sum of $500,000 (the "Gagne Note"), and (iii) 10,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, issued by us (collectively, the "Assumed G&G Purchase Price").

         In connection with our assumption of Mr. Goble's obligation to pay the Gagne Trust the Assumed G&G Purchase Price pursuant to the terms and conditions of the G&G Stock Purchase Agreement, we executed the Gagne Note in favor of the Gagne Trust in the principal sum of $500,000 with simple interest thereon at an annual rate of six percent until December 31, 2005 and nine percent thereafter. The principal amount of the Gagne Note will be payable in monthly installments in the amount of $13,888.89 per installment until the earlier of full repayment of the Gagne Note or November 15, 2006. Additionally, in the event that we receive any proceeds from the issuance of any equity security (other than in connection with the exercise of stock options) or in connection with the incurrence of any indebtedness for money borrowed (excluding indebtedness incurred by us in connection with margin loans to customers), we are required to make principal payments in an aggregate amount equal to 50% of the net proceeds to the Gagne Trust and to the payee of the Goble Note in an amount proportional to the then outstanding principal amount of the Gagne Note and the Goble Note. Further, in the event that we receive any proceeds from the sale, assignment or transfer of our customer accounts, then we shall be obligated to make principal payments to the Gagne Trust and to the payee of the Goble Note simultaneously with the receipt of such proceeds an aggregate amount equal to the net proceeds actually received by us, in an amount proportional to the then outstanding principal amount of the Gagne Note and the Goble Note.

         In connection with our assumption of Mr. Goble's obligation to pay to the Gagne Trust the Assumed G&G Purchase Price pursuant to the terms and conditions of the G&G Stock Purchase Agreement, we also authorized the designation of Series A Convertible Preferred Stock and issued 10,000 shares of our Series A Convertible Preferred Stock to the Gagne Trust. Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock, the Series A Convertible Preferred Stock ranks prior to our Common Stock and is convertible into shares of Common Stock at $2.00 per share.

         As summarized above, in partial consideration for the purchase of the Goble Shares and in connection with the execution of the Settlement Agreement, we executed the Goble Note in favor of Mr. Goble and the Goble Trust in the principal sum of $400,000 with simple interest thereon at an annual rate of six percent until December 31, 2005 and nine percent thereafter. The principal amount of the Goble Note will be payable in monthly installments in the amount of $11,111.11 per installment until the earlier of full repayment of the Goble Note or November 15, 2006. Additionally, the Goble Note has provisions for mandatory principal repayment identical to the provisions contained in the Gagne Note, which provisions are summarized above.

         On March 1, 2005, we cancelled the Goble Note in exchange for a $75,000 cash payment to Mr. Goble and the issuance of a new note to him in the principal sum of $325,000 (the "New Goble Note") with simple interest thereon at an annual rate of twelve percent. Principal on the New Goble Note is due and payable monthly in equal monthly installments until September 20, 2006, together with accrued and unpaid interest. Further, in the event that we receive any proceeds from the sale of all or substantially all of our assets or the sale of a significant business unit, then we shall be obligated to make principal payments to Goble in an aggregate amount equal to 25% of the gross proceeds actually received by us up to the amount of any remaining balance payable under the New Goble Note. In addition, notwithstanding the foregoing, in the event that we consummate a merger in which we are not the surviving entity, then simultaneously with the consummation of the merger, the entire unpaid principal balance, and all accrued and unpaid interest, shall immediately be due and payable.

EFH Partners Transaction

         Pursuant to the terms of that certain stock purchase agreement, dated March 8, 2005 between EFH Partners, LLC., a Delaware limited liability company and our company, we have executed all of the following transactions with EFH Partners, LLC that resulted in EFH Partners, LLC gaining control of our company:

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

         o The Company sold 416,667 shares of common stock for $250,000. On June 29, the options, granted in conjunction with the sale of our Series B preferred stock, were exercised for $1,000,000 in cash.

Other Related Party Transactions

         The Company executed a transaction with two members of EFH Partner, LLC. The Company sold 10,000 shares of the Company's newly created Series E preferred stock valued at $75.00 per share in exchange for listed common stock valued at $783,750 at the time of the exchange, and 3,333 shares of the Company's newly created Series E preferred stock valued at $75.00 per share for $250,000 cash.

We also executed the following two related party transactions:

         o Issued 13,635 shares of our common stock to a member of our board of directors in exchange for $34,089 worth of convertible notes payable;

         o Issued 15,200 shares of common stock to a former officer and major shareholder of the Company in exchange for $38,000 worth of convertible notes payable

ITEM 13. EXHIBITS
-----------------

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

10.11 Stock Purchase Agreement, dated March 8, 2005, between Empire Financial Holding Company and EFH Partners, LLC.(11)

10.12 Stock Exchange Agreement, dated March 8, 2005, between Empire Financial Holding Company, Kevin M. Gagne and the Gagne First Revocable Trust.(11)

10.13 Transfer Agreement by and among Empire Financial Holding Company, Empire Financial Group, Inc., Regal Securities, Inc., and Penson Financial Services, Inc., as Clearing Broker dated as of November 21, 2005. (12)

10.14        Form of Securities Purchase Agreement dated as of March 10, 2006
             (8)

10.15 Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (8)

10.16        Employment Agreement with Donald A. Wojnowski dated June 1, 2005

10.17        Employment Agreement with Steven M. Rabinovici dated June 1, 2005

10.18        Employment Agreement with John J. Wilson date November 15, 2005

14.1         Code of Ethical Conduct(9)

21.1         Subsidiaries of Empire Financial Holding Company(9)

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended

31.2 Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended

32.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
_________________

*    Indicates management contract or compensatory plan or arrangement

(1) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Registration Statement on Form S-1 Registration No. 333-86365.

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

(10) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated June 25, 2004.

(11) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 8, 2005.

(12) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated November 23, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
------------------------------------------------

         During the fourth quarter of 2005, we hired Miller , Ellin & Company to perform our annual audit, review our quarterly and annual SEC filings and prepare our tax returns. Prior to the engagement of our new accounting firm, the Sweeney, Gates & Co. had served as our independent public accountants since 1999.

         All fees paid in 2005 were paid to Sweeney, Gates & Company with the exception of fees paid to Ohab and Company for tax services rendered conjunction with our annual federal and state tax returns in addition to payroll tax services.

AUDIT FEES.

         The aggregate fees billed for professional services rendered by Miller, Ellin & Company and Sweeney, Gates & Co. for the audit of our annual financial statements and for the review of our interim financial statements, which are included in our Annual Report on Form 10-KSB and in our Quarterly Reports on Form 10-QSB, and services that are normally provided in connection with statutory and regulatory filings or engagements for fiscal year 2005 were $81,413 to Sweeney Gates & Company and $166,890 to Miller Ellin & Company, and for fiscal year 2004 were $108,408 to Sweeney Gates & Company.

AUDIT-RELATED FEES.

         The aggregate fees for assurance and related services billed by the Firms that were reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above for fiscal year 2005 were $63,282 paid to Miller, Ellin & Company with no audit related fees paid to Sweeney Gates & Company . We paid Sweeney Gates & Company $1,605 in audit-related fees for fiscal year 2004.

TAX FEES.

         The aggregate fees billed for professional services by Ohab and Company for tax compliance, tax advice and tax planning for fiscal year 2005 were $25,325 and for fiscal year 2004 were $0.

ALL OTHER FEES.

         There were fees in the amount of $2,944 billed in 2005 by Miller Ellin & Company with no other fees were billed in 2004 for products and services other than above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES.

         The Audit Committee pre-approved approximately 40% of Audit Fees, Audit-Related Fees and Tax Fees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPIRE FINANCIAL HOLDING COMPANY


Dated    May 1, 2006                    By: /s/ Donald A. Wojnowski Jr.
                                        -------------------------------
                                        Donald A. Wojnowski Jr., President
                                        (Principal Executive Officer)


Dated    May 1, 2006                    By: /s/ Rodger E. Rees
                                        ----------------------
                                        Rodger E. Rees, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                     Title                              Date

/s/ Donald A. Wojnowski Jr.    President and Director,            May 1, 2006
---------------------------    (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ Rodger E. Rees             Chief Financial Officer,           May 1, 2006
------------------             (Principal Financial Officer and
Rodger E. Rees                 Principal Accounting Officer)

/s/ John Rudy                  Director                           May 1, 2006
-------------
John Rudy

/s/ Bradley L. Gordon          Director                           May 1, 2006
---------------------
Bradley L. Gordon

/s/ Steven M. Rabinovici       Director                           May 1, 2006
------------------------
Steven M. Rabinovici

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