Form 10QSB
period 2006-03-31
EMPIRE FINANCIAL HOLDING CO
filed 2006-05-08
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

As of May 5, 2006 there were 6,889,005 shares of common stock, par value $.01 per share, outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................      1

         Consolidated Statement of Financial Condition, March 31, 2006 ..      1

         Consolidated Statements of Income for the Three Months Ended
         March 31, 2006 and 2005 ........................................      2

         Consolidated Statements of Cash Flows for Three Months Ended
         March 31, 2006 and 2005 ........................................      3

         Selected Notes to Consolidated Financial Statements ............   4-14

Item 2.  Management's Discussion and Analysis or Plan of Operation ......  15-17

Item 3.  Controls and Procedures ........................................     18


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....     18

Item 3.  Defaults Upon Senior Securities ................................     19

Item 4.  Submission of Matters to a Vote of Security Holders ............     19

Item 5.  Other Information ..............................................     19

Item 6.  Exhibits .......................................................     19

Signatures ..............................................................     20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EMPIRE FINANCIAL HOLDING COMPANY
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                                 March 31, 2006

Assets

  Cash and cash equivalents .....................................  $  2,242,855
  Marketable securities owned, at market value ..................     2,895,180
  Securities not readily marketable, at estimated fair value ....       165,912
  Commissions and other receivables from clearing organization ..     1,748,823
  Deposits at clearing organization .............................     1,077,382
  Furniture and equipment, net ..................................       265,790
  Prepaid expenses and other assets .............................       465,904
  Deferred tax asset ............................................     2,043,432
  Cash in escrow ................................................       350,000
  Notes receivable ..............................................     2,880,973
                                                                   ------------

    Total assets ................................................  $ 14,136,251
                                                                   ============

Liabilities and stockholders' equity

Liabilities

  Line of credit payable ........................................       450,000
  Accounts payable, accrued expenses and other liabilities ......     1,338,198
  Due to clearing organization ..................................     1,949,985
  Securities sold, but not yet purchased, at market value .......       763,169
  Notes payable .................................................       641,667
  Income taxes payable ..........................................       301,566
                                                                   ------------

    Total liabilities ...........................................  $  5,444,585
                                                                   ------------

Commitments and Contingencies

Stockholders' equity

  Convertible preferred stock, series B, C, D, E and F, $.01 par value 1,000,000 shares authorized 841,690 issued and
    outstanding .................................................         8,417
  Common stock, $.01 par value
    100,000,000 shares authorized
    6,889,005 shares issued and outstanding .....................        68,890
  Additional paid-in capital ....................................    13,693,578
  Accumulated deficit ...........................................    (5,079,218)
                                                                   ------------

    Total stockholders' equity ..................................  $  8,691,666
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $ 14,136,251
                                                                   ============

    See accompanying selected notes to the consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                 March 31, 2006

                                                    THREE MONTHS   THREE MONTHS
                                                        ENDED          ENDED
                                                      March 31,      March 31,
                                                        2006           2005
                                                    ------------   ------------

Revenues
  Commissions and fees ...........................  $  4,577,496   $  4,064,326
  Trading income .................................     3,500,125      1,745,901
  Investment banking income ......................       535,000              -
                                                    ------------   ------------

                                                       8,612,621      5,810,227
                                                    ------------   ------------

Expenses
  Employee compensation and benefits .............     2,566,747      1,304,343
  Commissions and clearing costs .................     4,109,684      3,572,373
  General and administrative .....................       924,674        626,835
  Communications and data processing .............        68,399         89,243
                                                    ------------   ------------

                                                       7,669,503      5,592,794
                                                    ------------   ------------

Income from operations ...........................       943,118        217,433

Other income (expenses)
  Interest income ................................        57,286         49,311
  Interest expense ...............................       (28,334)       (29,160)
                                                    ------------   ------------

                                                          28,952         20,151
                                                    ------------   ------------

Income before income taxes .......................       972,070        237,584
  Less: Provision for income taxes ...............      (375,164)             -
                                                    ------------   ------------
  Net income .....................................       596,906        237,584

  Accrue preferred stock dividend ................       (48,041)        (6,750)
                                                    ------------   ------------

  Net income applicable to common shareholders ...  $    548,865   $    230,834
                                                    ============   ============


  Basic and diluted earnings per share
   applicable to common shareholders:

    Earnings per share-basic and diluted .........  $       0.08   $       0.06
                                                    ============   ============

    Earnings per share diluted ...................  $       0.05   $       0.06
                                                    ============   ============

    Weighted average shares outstanding:
      Basic ......................................     6,853,561      3,559,877
                                                    ============   ============

      Diluted ....................................    10,548,354      3,945,922
                                                    ============   ============

    See accompanying selected notes to the consolidated financial statements.

                      EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                   THREE MONTHS  THREE MONTHS
                                                                       ENDED         ENDED
                                                                     March 31,     March 31,
                                                                       2006          2005
                                                                   -----------   -----------
Cash flows from operating activities
  Net income ....................................................  $   548,865   $   237,584
                                                                   -----------   -----------

  Adjustments to reconcile net income to net cash
   provided from operating activities
    Depreciation and amortization ...............................       33,270        12,786
    Unrealized loss on securities ...............................       15,626        81,767
    Deferred taxes ..............................................       73,568             -
  (Increase) decrease in operating assets:
    Commissions and other receivables from clearing organizations   (1,197,007)    1,130,368
    Deposits at clearing organizations ..........................       96,306      (199,007)
    Trading account securities, net .............................       82,861      (758,345)
    Prepaid expenses and other assets ...........................       (2,625)       (7,589)
    Receivable from customers ...................................            -       (94,222)
    Due from employees and officers .............................       19,810             -

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ....      316,711      (468,124)
    Cash overdraft ..............................................            -      (144,202)
    Accrued taxes ...............................................      301,566             -
                                                                   -----------   -----------

      Total adjustments .........................................     (259,914)     (446,568)
                                                                   -----------   -----------

      Cash provided (used) by operating activities ..............      288,951      (208,984)

Cash flows from investing activities
  Purchases of furniture and equipment ..........................      (75,334)       (9,601)
  Issuances of notes receivable .................................   (1,179,384)            -
  Payments on notes receivalble .................................       89,979             -
                                                                   -----------   -----------

    Total cash used by investing activities .....................   (1,164,739)       (9,601)
                                                                   -----------   -----------

Cash flows from financing activities
  Payments of notes payable .....................................     (687,500)     (134,092)
  Proceeds from issuance of notes payable .......................            -       850,000
  Proceeds from sale of securities ..............................    3,364,993       250,000
  Proceeds from line of credit ..................................      450,000             -
  Deferred offering expenses ....................................            -       (96,176)
  Fees paid for sale of stock ...................................     (389,449)            -
  Decrease in stock subscriptions receivable ....................            -        50,000
                                                                   -----------   -----------

    Total cash provided by financing activities .................    2,738,044       919,732
                                                                   -----------   -----------


  Net increase in cash and cash equivalents .....................    1,862,256       701,147

  Cash and cash equivalents at beginning of period ..............      380,599        43,880
                                                                   -----------   -----------

  Cash and cash equivalents at end of period ....................  $ 2,242,855   $   745,027
                                                                   ===========   ===========

Supplemental cash flow information:

  Interest paid .................................................  $    28,952   $    29,160
                                                                   ===========   ===========

Supplemental disclosures of non-cash investing and financing activities:

  Conversion of debt to equity ..................................  $         -   $    50,000
                                                                   ===========   ===========

  Accrued preferred stock dividend ..............................  $    48,041   $         -
                                                                   ===========   ===========

          See accompanying selected notes to the consolidated financial statements.

                                              5

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1. BASIS OF PRESENTATION - The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

2. STOCK BASED COMPENSATION

         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

         Prior to 2006, the Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         The Company did not issue any share based compensation for the quarter ended March 31, 2006. Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                    Three months ended March 31,
                                                       2006              2005
                                                    ---------         ---------
Net income applicable to common
  stockholders as reported .................        $ 548,865         $ 230,834

Subtract stock-based employee
  compensation expense related to stock
  options determined under fair value method         (125,421)          (17,160)

Deduct amounts credited to compensation
  expense ..................................                -            (6,080)
                                                    ---------         ---------
  Pro forma ................................        $ 423,444         $ 207,594
                                                    =========         =========

Net income per share applicable
  to common stockholders:
  As reported ..............................        $     .08         $     .06
                                                    =========         =========

  Pro forma ................................        $     .06         $     .05
                                                    =========         =========

         The pro forma impact of options on the net income for the three months ended March 31, 2006 is not representative of the effects on net income for future periods, as future periods will include the effects of additional stock option grants which will be immediately expensed.

3. NOTES RECEIVABLE

         The Company has advanced funds to the owner of an independent office on Long Island, New York (Uniondale) which is processing its business through the Company and to certain registered representatives in two Company owned offices in New York City and Boca Raton, Florida. The notes receivable, by location, at March 31, 2006, were as follows:

                                                               Amount
                                                               ------

         Long Island office ........................         $2,779,002
         New York office ...........................             39,054
         Boca Raton office .........................             62,917
                                                             ----------

         Total notes receivable ....................         $2,880,973
                                                             ==========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Long Island note:

         Principal and interest payments on the Long Island note are paid from the override commission and fees generated by the registered representatives of the Long Island office. The note payments are calculated using an amount that represents, the difference between commission payments to the registered representatives in that location and, ninety percent of gross commissions generated. Payments will also include 50% of the income generated from the office's transaction charges. The note carries a 10% interest rate and matures on October 5, 2008 unless otherwise extended by mutual agreement. At of March 31, 2006, the note has been credited with total payments of $89,979.

New York and Boca Raton notes:

         These notes carry a 10% interest rate and are due on demand.

4. NOTES PAYABLE

         Notes payable at March 31, 2006, consisted of the following:

         Unsecured notes payable to a former officer of the EFH,
         which requires monthly installments of $18,056, plus
         interest at twelve percent through its maturity date. The
         note matures on September 20, 2006. .......................   $ 108,333

         Convertible notes payable to investors, interest payable
         semi-annually on June 30 and December 31 at ten percent.
         Notes convertible into common stock at $2.00 per share
         subject to certain adjustments. Payable in full on December
         31, 2006, if not converted. ...............................     200,000

         Unsecured note payable to the EFH's clearing organization, which requires monthly installments of $41,667 plus
         interest at 2% over prime (nine percent at March 31, 2006).
         The note matures on November 16, 2006. ....................     333,334

                                                                       ---------
                                                                       $ 641,667
                                                                       =========

         The annual maturities of principal on the notes payable are as follows:

         Year ending December 31, 2006..............................   $ 641,667
                                                                       =========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         At March 31, 2006, accrued expenses consisted of the following:

         Accounts payable........................................... $     5,691
         Accrued payroll and taxes..................................     644,043
         Accrued commissions and management fees....................      68,972
         Accrued preferred stock dividend...........................      97,511
         Accrued SEC regulatory reserve.............................     350,000
         Accrued interest expense...................................      12,054
         Other expenses.............................................     159,927
                                                                     -----------
                                                                     $ 1,338,198
                                                                     ===========
6. LINE OF CREDIT PAYABLE

         On December 31, 2005, the Company entered into a promissory note that gives the Company a $2,500,000 line of credit with an unrelated third party. The note bears interest at 5% annually and matures on December 27, 2007. During the three months ended March 31, 2006, the Company borrowed an additional $450,000 and repaid $350,000 on the line of credit. As of March 31, 2006, the Company owed $450,000 on the line of credit which was paid on April 6, 2006.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         Calculation of net income per share is as follow:

                                                    Three months ended March 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
         Numerator for net income per share:
         Net income ............................... $    596,906   $    237,587
         Preferred stock dividends ................      (48,041)        (6,750)
         Income attributable to common stockholders      548,865        230,837
                                                    ------------   ------------
         Denominator:
         Basic weighted-average shares ............    6,853,561      3,559,877

         Diluted weighted-average shares:
         Outstanding options ......................    1,122,390          4,099
         Outstanding warrants .....................      408,990              -
         Convertible preferred stock Series A .....            -        381,946
         Convertible preferred stock Series B .....    1,166,666              -
         Convertible preferred stock Series C .....      353,100              -
         Convertible preferred stock Series D .....      100,000              -
         Convertible preferred stock Series E .....      287,205              -
         Convertible preferred stock Series F .....      156,442              -
         Convertible notes ........................      100,000              -
                                                    ------------   ------------

         Diluted weighted-average shares ..........   10,548,354      3,945,922
                                                    ============   ============

         Basic and diluted income per share:
         Basic income per share ................... $       0.08   $       0.06
                                                    ============   ============
         Diluted income per share ................. $       0.05   $       0.06
                                                    ============   ============

         Due to their anti-dilutive effect, the
           following potential common shares have
           been excluded from the computation of
           diluted earning per share:
         Warrants .................................      421,189         50,000

         Stock options ............................            -        220,000

         Convertible preferred stock Series F .....      655,853              -

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

8. EQUITY

         For the three months ended March 31, 2006, the Company recorded the following stock and warrant transactions:

         o The Company sold 290,000 shares of common stock, 181,500 warrants to purchase common stock at $5.46 per share for $725,000 in cash;

         o The Company sold 812,295 shares of newly created Series F convertible preferred stock accompanied with warrants to acquire 406,146 shares of common stock at an exercise price of $4.50 per share for $2,639,993 cash. The Series F convertible preferred stock carries a cumulative 4% dividend;

         In 2000, the Company adopted its Incentive Compensation Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the board of directors.

         At March 31, 2006, the Company has outstanding options to purchase 2,074,514 shares of the Company's common stock. These options have been granted to officers, directors and key employees over a period of three years. Of the 2,074,514 outstanding options, 484,514 options were granted to employees, 755,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 210,000 were granted to current and former outside members of the Board of Directors.

9. INCOME TAXES

         The federal and state income tax provision for the three months ended March 31, 2006 is summarized as follows:

         Current
            Federal ....................  $ 257,489
            State ......................     44,077
                                          ---------
                                            301,566
                                          ---------
         Deferred
            Federal ....................     62,815
            State ......................     10,753
                                          ---------
                                             73,568
                                          ---------
                                          $ 375,134
                                          =========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses in prior periods that caused management to doubt, based on the available objective evidence; whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company had provided for full valuation allowance against its net deferred tax assets. During the third and fourth quarters of 2005, the Company eliminated the valuation allowance that had been recorded because management believed that, based on current operations and future projections, the benefits arising from the deferred tax assets will be realized. The components of the Company's deferred tax assets at March 31, 2006 are as follows:

         Net operating losses carryforwards ....   $1,386,705
         Amortization of intangibles ...........      630,727
         Other .................................       26,000
                                                   ----------
                                                   $2,043,432
                                                   ==========

         At December 31, 2005, the Company had net operating loss carryforwards for federal tax purposes of approximately $3,889,000 which expires in years 2022 through 2024. The amount deductible per year is limited to approximately $630,000 under current tax regulations.

10. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         During 2005, the Company's subsidiary, EFG, received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading of mutual fund shares on behalf of our clients.

         EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main in office in Washington D.C. Therefore, the Company has recognized an expense of $275,000, in its Consolidated Statement of Operations for its share of the settlement and has recorded a receivable of $75,000 for an amount due from a former officer of the parent. During the quarter ending March 31, 2006, the receivable from the former officer was satisfied. This escrow payment is represented on the Consolidated Statement of Financial Condition at March 31, 2006 as cash in escrow. The corresponding liability of $350,000 is reflected in accounts payable, accrued expenses and other liabilities.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         On February 6, 2006, the Company received a letter from the National Association of Securities Dealers ("NASD") stating that they intended to recommend that disciplinary action be brought against the Company for failing to maintain the minimum net capital required by Securities Exchange Act ("SEA") Rule 15c3-1. The letter states that from September 2003 until February 14, 2005, that the Company, acting through it former Financial and Operations Principal ("FINOP") prepared and submitted materially inaccurate Financial and Operational Combined Uniform Single Report ("FOCUS Reports"). The NASD letter further states that the firm acting through it former FINOPs prepared and maintained materially inaccurate net capital computations in violation of NASD rules. Also during the period beginning in September of 2003 until December of 2004, the Company implemented a material change in business operations by increasing the number of equity securities in which it made a market from 136 to 1427 without filing an application for approval with the NASD thus violating NASD regulations.

         On April 25, 2006, the Company notified the NASD and SEC that as a result of a routine examination of the Company in April 2005, the Company was under the minimum net capital requirement for that period. It was determined that the trading operation was not properly terminating, in the computer trading platforms, the stocks in which the Company makes a market. The technical error made it appear the Company was making a market in between 39 and 78 more stocks. The Company also utilized a restricted stock position for net capital purposes that was eligible to become unrestricted but the Company had not yet submitted the documents to the transfer agent to have it cleared.

         The Company has met with the NASD concerning both net capital issues discussed above. There has been no resolution to the matter as of the date of this Form 10-QSB filing. Management believes any action or settlement will not be material in relation to the net worth of the Company.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

11. NET CAPITAL REQUIREMENTS

         The Company's subsidiary, EFG, is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At March 31, 2006, EFG's net capital was $2,803,442 which exceeded the minimum net capital requirement by $2,252,783.The Company's ratio of aggregate indebtedness to net capital was .57 to 1. The Company claims exemption under rule 15c3-3 under paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as previously filed with the Securities and Exchange Commission. Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

         This Form 10-QSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this Form 10-QSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and its wholly-owned subsidiaries as previously filed with the Securities and Exchange Commission.

         The terms "we" and "us" as used in this report refer to Empire Financial Holding Company and its operating subsidiaries.

RESULTS OF OPERATIONS:

         Three months ended March 31, 2006 compared to three months ended March 31, 2005:

         Total revenues for the three months ended March 31, 2006 were $8,612,621, an increase of $2,725,172, or 48%, over total revenues of $5,810,227 for the same period in 2005. This increase is primarily due to the reasons described below:

         Commissions and fee revenues for the three months ended March 31, 2006 were $4,577,496, an increase of $513,170 or approximately 13%, from our commission and fee revenues of $4,064,326 for the comparable period in 2005. The upward trend was primarily due to an increase in the number of retail client transactions and an increase in trading of higher profit equity transactions processed by us on behalf of our registered representatives and new offices opened by the Company in New York City and Boca Raton, Florida and the addition of a large independent office located Uniondale, New York (Long Island). Commission and fee revenues accounted for approximately 53% and 70% of our revenues for the three months period ended March 31, 2006 and 2005, respectively.

         For the three months ended March 31, 2006 our trading income was $3,500,125, an increase of $1,754,224, or approximately 100%, over our trading income of $1,745,901 for the comparable period in 2005. The increase was primarily due to managing the number of stocks in which we made a market, the maturation of our trading department and an increase in the number of broker dealers that began to process transactions through our Company. Trading income accounted for approximately 41% and 30%, of our total revenues for the three month periods ended March 31, 2006 and 2005, respectively.

         During the three months ended March 31, 2006, we expanded our investment banking department from our current office in New York City to an additional location in San Francisco, California. During this period, the combined department contracted with four companies seeking growth capital.

         For the three months ended March 31, 2006, our investment banking department realized revenues of $535,000 which accounted for approximately 6% of our total revenues. We did not have an investment banking department for the same period in 2005.

         Employee compensation and benefits increased 96% to $2,566,747 for the three months ending March 31, 2006 from $1,304,343 for the same period in 2005. This increase is due to hiring new employees to service our registered representative base and our market making activities as well as staffing needed for our new offices in Boca Raton, Florida, New York and San Francisco, California. The increase was also attributable to a 100% increase in our trading income over the same period last year. Our trading activities are executed utilizing employees with incentive based compensation schedules.

         Commissions and clearing costs were $4,109,684 and $3,572,373 for the three months ending March 31, 2006 and 2005, respectively. The increase of $537,311, or 15%, was primarily due to the addition of a large independent office and the increased commissions from the independent registered representative associated with that office. In addition, our commission based traders increased their retail sales.

         General and administrative expenses for the three months ending March 31, 2006 increased approximately 48% to $924,674 from $626,835 for the three months ended March 31, 2005. The increase in general and administrative expenses was due largely to a settlement with a client whereby we paid $150,000 as our share of the settlement. Our errors and omission insurance carrier paid the balance. We also had an increase in our travel expenses associated with the opening of our San Francisco office and continual monitoring of our independent office in Uniondale, New York.

         The provision for income taxes was $375,164 for the three months ended March 31, 2006 and -0- for the same period last year. Last year there were no income taxes provided as the net operating losses were applied in total to eliminate the provision. For 2006, the net operating loss is limited by regulations and did not eliminate the entire provision.

         As a result of the items discussed in the preceding paragraphs, the Company's net income increased approximately 151% to $596,906 for the three months ended March 31, 2006 as compared to $237,584 for the three months ended March 31, 2005 for an increase of $359,322.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet. At March 31, 2006, we had $14,136,251 in assets, approximately 56% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity increased $10,000,603 to $8,691,666 at March 31, 2006, compared to a deficit of $1,308,937 at March 31, 2005. This increase is primarily due to the sale of 2,929,313 shares of our common stock for approximately $3,100,000 in cash, the sale of 841,690 shares of our convertible preferred stock for approximately $5,100,000 in cash and net income realized for the nine months ended December 31, 2005 and the three months ended March 31, 2006 which totaled approximately $2,800,000. The majority of the net income realized during this period relates to the recognition a deferred tax asset previously not recognized in the amount of $2,117,000.

         Net cash provided from continuing operations for the three months ended March 31, 2006 was $288,951 and net cash used by operations for the same period in 2005 was $208,984.

         Cash used in investing activities for the three months ended March 31, 2006 was $1,165,000. The Company invested approximately $1,090,000, net of payments received, in notes receivable to provide capital to expand it independent office in Uniondale, NY and approximately $75,000 to purchase furniture and equipment. For the same period in 2005, the Company used approximately $10,000 for the purchase of furniture and equipment.

         Cash provided from financing activities for the three months ending March 31, 2006 was approximately $2.7 million of which approximately $3.0 million, net of financing costs, was realized from sale of the Company's common stock and Series F preferred stock. For the same period in 2005, financing activities provided approximately $.9 million in cash from the issuance of $850,000 of notes payable and approximately $154,000, net of financing costs, from sale of the Company's common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, with the participation of our President and the Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

         Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 18, 2006, and successive days, Empire sold to five accredited investors for an aggregate purchase price of $725,000 a total of 290,000 shares of common stock, 181,000 five-year warrants each to purchase one share of common stock at $5.46 per share, and 30-day option assignments from a third party to purchase 181,000 shares of common stock at $1.25 per share.

         On March 13, 2006, and successive days, Empire sold, pursuant to a Securities Purchase Agreement dated as of March 10, 2006 with twenty-seven accredited individual and institutional investors, for an aggregate purchase price of $2,639,993 a total of 812,295 shares of its Series F 4% Convertible Preferred Stock, par value $0.01 per share, and 406,146 five-year warrants. Each share of the Series F Convertible Preferred Stock is initially convertible into one share of Common Stock subject to limited antidilution protection for capital changes and similar events. The warrants entitle the holders thereof to purchase shares of Common Stock during a 5-year period at $4.50 per share, subject to price adjustment for issuances of Common Stock at lower prices per share. In connection with this placement, Empire also granted to the placement agent as commission 4,615 warrants, not exercisable for six months but otherwise on the same terms as the warrants issued to investors in the placement.

         All the above issuances were acquired for investment by accredited investors and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6), 4(2) and Regulation D thereof. All the securities are restricted securities and bear a restrictive legend and are subject to stop transfer restrictions. None of the above common stock is issuable until the American Stock Exchange has approved its listing. None the shares of common stock underlying the above preferred stock and warrants will be issued until the American Stock Exchange has approved listing of the underlying common stock.

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: May 8, 2006
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ Rodger E. Rees                      Date: May 8, 2006
------------------
Rodger E. Rees
Chief Financial Officer
(Principal Accounting Officer)