Form 10QSB
period 2006-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2006-08-14
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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


                                  800-569-3337
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 9, 2006 there were 7,051,037 shares of common stock, par value $.01 per share, outstanding.

                        EMPIRE FINANCIAL HOLDING COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................      3

         Consolidated Statement of Financial Condition, June 30, 2006 ...      3

         Consolidated Statements of Income for the Three Months Ended
         June 30, 2006 and 2005 .........................................      4

         Consolidated Statements of Income for the Six Months Ended
         June 30, 2006 and 2005 .........................................      5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2006 and 2005 .........................................      6

         Selected Notes to Consolidated Financial Statements ............   7-15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................  16-19

Item 3.  Controls and Procedures ........................................     20


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....     20

Item 3.  Defaults Upon Senior Securities ................................     21

Item 4.  Submission of Matters to a Vote of Security Holders ............     21

Item 5.  Other Information ..............................................     21

Item 6.  Exhibits .......................................................     21

Signatures ..............................................................     22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EMPIRE FINANCIAL HOLDING COMPANY
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                  JUNE 30, 2006

                                     Assets

Cash and cash equivalents .......................................  $    786,430
Marketable securities owned, at market value ....................     3,590,095
Commissions and other receivables from clearing organization ....       499,708
Secured demand notes receivable .................................     1,348,357
Deposits at clearing organization ...............................     1,087,987
Furniture and equipment, net ....................................       278,861
Prepaid expenses and other assets ...............................       766,424
Deferred tax asset ..............................................     1,984,441
Cash in escrow ..................................................       350,000
Notes receivable ................................................     4,247,841
                                                                   ------------

  Total assets ..................................................  $ 14,940,144
                                                                   ============

                      Liabilities and stockholders' equity


Accrued expenses and other liabilities ..........................  $    843,629
Due to clearing organization ....................................     2,924,032
Securities sold, but not yet purchased, at market value .........     1,680,072
Notes payable ...................................................       962,500
Income taxes payable ............................................       190,755
                                                                   ------------
  Total liabilities .............................................  $  6,600,988
                                                                   ------------

Commitments and Contingencies

Stockholders' equity:

Convertible preferred stock, series B, C, D, E and F, $.01
  par value 1,000,000 shares authorized 890,426 issued and
  outstanding ...................................................  $      8,904
Common stock, $.01 par value
  100,000,000 shares authorized
  6,889,005 shares issued and outstanding .......................        68,890
Additional paid-in capital ......................................    14,066,026
Deferred compensation ...........................................      (483,523)
Accumulated deficit .............................................    (5,321,141)
                                                                   ------------

  Total stockholders' equity ....................................  $  8,339,156
                                                                   ------------

  Total liabilities and stockholders' equity ....................  $ 14,940,144
                                                                   ============

    See accompanying selected notes to the consolidated financial statements.

                        EMPIRE FINANCIAL HOLDING COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                      June 30,       June 30,
                                                        2006           2005
                                                    ------------   ------------
Revenues
  Commissions and fees ...........................  $  5,149,221   $  3,931,694
  Trading income .................................     1,893,686      1,054,214
  Investment banking income ......................       929,842        114,238
                                                    ------------   ------------

                                                       7,972,748      5,100,146
                                                    ------------   ------------

Expenses
  Employee compensation and benefits .............     2,380,176      1,082,488
  Commissions and clearing costs .................     4,711,373      2,747,511
  General and administrative .....................       862,085      1,055,943
  Communications and data processing .............        82,683        129,647
                                                    ------------   ------------

                                                       8,036,317      5,015,589
                                                    ------------   ------------

Income (loss) from operations ....................       (63,568)        84,557

Other income (expenses)
  Interest income ................................        61,914         37,812
  Interest expense ...............................      (126,354)       (53,390)
                                                    ------------   ------------

                                                         (64,440)       (15,578)
                                                    ------------   ------------

Income (loss) before income taxes ................      (128,008)        68,979
  Less: Provision for income taxes ...............        51,820              -
                                                    ------------   ------------
  Net income (loss) ..............................       (76,188)        68,979

  Accrue preferred stock dividend ................       (54,443)       (11,887)
                                                    ------------   ------------

  Net income (loss) applicable to common
   shareholders ..................................  $   (130,631)  $     57,092
                                                    ============   ============

  Basic and diluted earnings per share
   applicable to common shareholders:

    Earnings (loss) per share-basic and diluted ..  $      (0.02)  $       0.01
                                                    ============   ============

    Earnings (loss) per share diluted ............  $      (0.02)  $       0.01
                                                    ============   ============

    Weighted average shares outstanding:
                  Basic ..........................     6,889,005      4,335,233
                                                    ============   ============

                  Diluted ........................     6,889,005      5,506,593
                                                    ============   ============

    See accompanying selected notes to the consolidated financial statements.

                        EMPIRE FINANCIAL HOLDING COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     SIX MONTHS     SIX MONTHS
                                                       ENDED          ENDED
                                                      June 30,       June 30,
                                                        2006           2005
                                                    ------------   ------------
Revenues
  Commissions and fees ...........................  $  9,726,718   $  8,017,084
  Trading income .................................     5,393,811      2,738,901
  Investment banking income ......................     1,464,842        231,611
                                                    ------------   ------------

                                                      16,585,371     10,987,596
                                                    ------------   ------------

Expenses
  Employee compensation and benefits .............     4,946,923      2,386,832
  Commissions and clearing costs .................     8,821,056      6,593,625
  General and administrative .....................     1,786,759      1,519,992
  Communications and data processing .............       151,082        185,156
                                                    ------------   ------------

                                                      15,705,820     10,685,605
                                                    ------------   ------------

Income from operations ...........................       879,551        301,991

Other income (expenses)
  Interest income ................................       119,200         87,122
  Interest expense ...............................      (154,718)       (82,550)
                                                    ------------   ------------

                                                         (35,518)         4,572
                                                    ------------   ------------

Income before income taxes .......................       844,033        306,563
  Less: Provision for income taxes ...............      (323,314)             -
                                                    ------------   ------------
  Net income .....................................       520,719        306,563

  Accrue preferred stock dividend ................      (102,484)       (18,637)
                                                    ------------   ------------

  Net income applicable to common
   shareholders ..................................  $    418,235   $    287,926
                                                    ============   ============

  Basic and diluted earnings per share
   applicable to common shareholders:

    Earnings per share-basic and diluted .........  $       0.06   $       0.07
                                                    ============   ============

    Earnings per share diluted ...................  $       0.04   $       0.06
                                                    ============   ============

    Weighted average shares outstanding:
                  Basic ..........................     6,871,381      3,959,769
                                                    ============   ============

                  Diluted ........................    11,037,983      4,539,281
                                                    ============   ============

    See accompanying selected notes to the consolidated financial statements.


                                    EMPIRE FINANCIAL HOLDING COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS    SIX MONTHS
                                                                                ENDED         ENDED
                                                                               June 30,      June 30,
                                                                                 2006          2005
                                                                             -----------   -----------
Cash flows from operating activities
  Net income ..............................................................  $   520,719   $   306,563
                                                                             -----------   -----------
  Adjustments to reconcile net income to net cash
   provided from operating activities
    Depreciation and amortization .........................................       73,986        27,775
    Unrealized loss on securities .........................................      562,352             -
    Reversal of non-cash charge for stock .................................            -      (240,000)
    Stock option compensation .............................................       36,433        21,634
    Deferred taxes ........................................................      132,559             -
  (Increase) decrease in operating assets:
    Commissions and other receivables from clearing organization ..........       52,108       777,531
    Reimbursement of trading losses .......................................   (1,348,357)            -
    Deposits at clearing organizations ....................................       85,701      (203,958)
    Trading account securities, net .......................................      898,081    (1,766,756)
    Prepaid expenses and other assets .....................................     (291,597)      104,407

  Increase (decrease) in operating liabilities:
    Accrued expenses and other liabilities ................................     (202,891)   (1,060,349)
    Payable to brokers and dealers and clearing organizations .............            -       952,694
    Cash overdraft ........................................................            -      (144,202)
    Income taxes payable ..................................................      190,755             -
                                                                             -----------   -----------

      Total adjustments ...................................................      189,130    (1,531,224)
                                                                             -----------   -----------

      Cash provided (used) by operating activities ........................      709,849    (1,224,661)

Cash flows from investing activities
  Purchases of furniture and equipment ....................................     (120,857)      (13,538)
  Issuance of notes receivable ............................................   (2,826,409)            -
  Payments on notes receivable ............................................      370,136             -
                                                                             -----------   -----------

    Total cash used by investing activities ...............................   (2,577,130)      (13,538)
                                                                             -----------   -----------
Cash flows from financing activities
  Payments of notes payable and line of credit ............................   (1,316,667)     (514,752)
  Proceeds from issuance of notes payable and line of credit ..............      950,000       800,000
  Proceeds from sale of stock .............................................    3,539,993     2,613,890
  Retirement of preferred stock ...........................................     (383,313)            -
  Fees paid for sale of stock .............................................     (439,449)            -
  Preferred stock dividend payments .......................................      (77,452)            -
                                                                             -----------   -----------

    Total cash provided by financing activities ...........................    2,273,112     2,899,138
                                                                             -----------   -----------

  Net increase in cash and cash equivalents ...............................      405,831     1,660,939

  Cash and cash equivalents at beginning of period ........................      380,599        43,880
                                                                             -----------   -----------

  Cash and cash equivalents at end of period ..............................      786,430   $ 1,704,819
                                                                             ===========   ===========
Supplemental cash flow information:

  Interest paid ...........................................................  $    64,440   $    82,550
                                                                             ===========   ===========
Supplemental disclosures of non-cash investing and financing activities:

  Conversion of debt to equity ............................................  $         -   $   471,759
                                                                             ===========   ===========

  Conversion of accounts payable to preferred stock and warrants ..........  $         -   $   200,000
                                                                             ===========   ===========

  Conversion of accounts payable to debt ..................................  $         -   $   100,000
                                                                             ===========   ===========

  Accrued preferred stock dividends, net of payments ......................  $    25,032   $    18,637
                                                                             ===========   ===========

  Receipt of secured demand notes .........................................  $ 1,348,357   $         -
                                                                             ===========   ===========

                See accompanying selected notes to the consolidated financial statements.

                                                    6

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

         Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

         During the three and six months ended June 30, 2006, the Company granted options to acquire 201,500 shares of the Company's common stock, with an exercise price of $4.85 per share, and an aggregate fair value of $519,956. In connection with these grants, the company recorded a deferred compensation charge to equity of $519,956 and an expense charge of $36,433 for the three and six months ended June 30, 2006, relating to the amortization of the fair value associated with these grants. The Company will amortize the remaining deferred compensation charge over the two year vesting period of the options.

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                          Six months ended         Three months ended
                                                              June 30,                  June 30,
                                                       ----------------------    ----------------------
                                                         2006         2005         2006          2005
                                                       ---------    ---------    ---------    ---------
Net income (loss) applicable to common
   stockholders as reported ........................   $ 418,235    $ 287,926    $(130,631)   $  57,092

Subtract stock-based employee
   compensation expense related to stock
   options determined under fair value method ......    (217,830)    (214,207)     (92,409)    (197,047)

                                                       ---------    ---------    ---------    ---------

   Pro forma .......................................   $ 200,405    $  73,719    $(223,040)   $(139,955)
                                                       =========    =========    =========    =========
Net income (loss) per share applicable to
 common stockholders:
   As reported:
     Basic: .......................................    $     .06    $     .07    $    (.02)   $     .01
                                                       =========    =========    =========    =========

     Diluted: .....................................    $     .04    $     .06    $    (.02)   $    (.03)
                                                       =========    =========    =========    =========
   Pro forma:
     Basic: .......................................    $     .03    $     .02    $    (.03)   $    (.01)
                                                       =========    =========    =========    =========
     Diluted: .....................................    $     .02    $     .02    $    (.03)   $    (.01)
                                                       =========    =========    =========    =========

         The pro forma impact of options on the net income for the six months ended June 30, 2006 is not representative of the effects on net income for future periods, as future periods would include the effects of additional stock option grants which will be immediately expensed.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the three and six months ended June 30, 2006 included the following:

Risk free interest rate:  4.5%
Expected life:            5 - 10 years
Expected volatility:      58%

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

3. NOTES RECEIVABLE

         The Company has advanced funds to the owner of an independent office on Long Island, New York (Uniondale) which is processing its business through the Company and to certain registered representatives in three Company owned offices in New York City, Boca Raton, Florida and San Francisco, California. The notes receivable, by location, at June 30, 2006, were as follows:

                                                               Amount
                                                               ------

         Long Island office ........................         $3,461,213
         New York office ...........................             33,800
         Boca Raton office .........................             87,828
         San Francisco office ......................            665,000
                                                             ----------

         Total notes receivable ....................         $4,247,841
                                                             ==========

Long Island note:

         Principal and interest payments on the Long Island note are paid from the override commission and fees generated by the registered representatives of the Long Island office. The note payments are calculated using an amount that represents, the difference between commission payments to the registered representatives in that location and, ninety percent of gross commissions generated. Payments will also include 50% of the income generated from the office's transaction charges. The note carries a 10% annual interest rate and matures on October 5, 2008. As of June 30, 2006, the note has been credited with total payments of $380,521.

         New York and Boca Raton notes carry a 10% annual interest rate and are due on demand.

4. SECURED DEMAND NOTES RECEIVABLE

         The Company has secured demand notes receivable totaling $1,348,357 due from two of its employees to recover trading losses incurred by them in the same amount for the three and six months ended June 30, 2006. These notes are due on demand and are secured by marketable securities pledged by the two individuals as collateral for the notes (see notes 12 and 13).

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

5. NOTES PAYABLE

         Notes payable at June 30, 2006, consisted of the following:

         Unsecured notes payable to a former officer of the Company, which requires monthly installments of $18,056, plus annual interest at twelve percent through its maturity date. The
         note matures on September 20, 2006. .......................  $ 54,167

         Convertible notes payable to investors, interest payable
         semi-annually on June 30 and December 31 at ten percent
         per annum. Notes convertible into common stock at $2.00
         per share subject to certain adjustments. Payable in full
         on December 31, 2006, if not converted. ...................  $ 200,000

         Unsecured note payable to the Company's clearing
         organization, which requires monthly installments of
         $41,667 plus interest at an annual rate of 2% over prime
         (ten percent at June 30, 2006).
         The note matures on November 16, 2006. ....................  $ 208,333

         Unsecured note payable to a Company Registered
         Representative which accrues interest at five percent per
         annum, principal and interest payable only at maturity
         on May 22, 2011. ..........................................  $ 500,000
                                                                      ---------
                                                                      $ 962,500
                                                                      =========

         The annual maturities of principal on the notes payable are as follows:

         Year ending December 31, 2006 .............................  $ 462,500

         Thereafter ................................................  $ 500,000
                                                                      ---------
                                                                      $ 962,500
                                                                      =========

6. ACCRUED EXPENSES AND OTHER LIABILITIES

         At June 30, 2006, accounts payable, accrued expenses and other liabilities consisted of the following:

         Accrued payroll and taxes..................................  $ 272,389
         Accrued commissions and management fees....................     84,752
         Accrued preferred stock dividend...........................     74,502
         Accrued SEC regulatory reserve.............................    350,000
         Accrued interest expense...................................     12,083
         Other expenses.............................................     49,903
                                                                      ---------
                                                                      $ 843,629
                                                                      =========

7. LINE OF CREDIT PAYABLE

         On December 31, 2005, the Company entered into a promissory note for a $2,500,000 line of credit with an unrelated third party. The note bears interest at 5% annually and matures on December 27, 2007. At June 30, 2006 any outstanding balance has been paid in full and the credit line has been cancelled.

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

8. EARNINGS PER SHARE

         Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

         Calculation of net income (loss) per share is as follow:

                                                             SIX MONTHS ENDED              THREE MONTHS ENDED
                                                        ---------------------------   ---------------------------
                                                                 June 30,                      June 30,
                                                            2006           2005           2006           2005
                                                        ------------   ------------   ------------   ------------
Numerator for earnings (loss) per share:
  Net income (loss) ..................................  $    520,719   $    306,563   $    (68,777)  $     68,979
  Preferred stock dividends ..........................  $   (102,484)  $    (18,637)  $    (54,443)  $    (11,887)
                                                        ------------   ------------   ------------   ------------
  Income (loss) attributable to common stockholders ..  $    418,235   $    287,926   $   (123,220)  $     57,092
  Plus: preferred stock dividends - Series B and D ...  $          -   $      2,333   $          -   $      2,333
                                                        ------------   ------------   ------------   ------------

  Income attributable to common stockholders - diluted  $    418,235   $    290,259   $   (123,220)  $     59,425
                                                        ============   ============   ============   ============

Denominator for earnings (loss) per share:
  Basic weighted-average shares ......................     6,871,381      3,959,769      6,889,005      4,335,233

  Diluted weighted-average shares:
  Outstanding options ................................       933,263              -              -         12,336
  Outstanding warrants ...............................       466,000        257,290              -        514,580
  Convertible preferred stock Series B ...............     1,166,666        248,148              -        496,296
  Convertible preferred stock Series C ...............       353,100         74,074              -              -
  Convertible preferred stock Series D ...............       100,000              -              -        148,148
  Convertible preferred stock Series E ...............       181,434              -              -              -
  Convertible preferred stock Series F ...............       866,139              -              -              -
  Convertible notes ..................................       100,000              -              -              -
                                                        ------------   ------------   ------------   ------------

  Diluted weighted-average shares ....................    11,037,983      4,539,281      6,889,005      5,506,593
                                                        ============   ============   ============   ============

Basic and diluted income (loss) per share:
  Basic income (loss) per share ......................  $       0.06   $       0.07   $      (0.02)  $       0.01
                                                        ============   ============   ============   ============

  Diluted income (loss) per share ....................  $       0.04   $       0.06   $      (0.02)  $       0.01
                                                        ============   ============   ============   ============

Due to their anti-dilutive effect, the following
potential common shares have been excluded from
the computation of diluted earnings per share:
  Warrants ...........................................       753,948        370,000      1,219,948        370,000
  Stock options ......................................       201,500      1,935,000      1,134,763      1,750,000
  Convertible preferred stock Series A ...............             -        353,100              -        353,100
  Convertible notes ..................................             -        236,045        100,000        236,045
  Convertible preferred stock Series B ...............             -        248,148      1,166,666              -
  Convertible preferred stock Series C ...............             -         74,074        353,100              -
  Convertible preferred stock Series D ...............             -              -        100,000              -
  Convertible preferred stock Series E ...............             -              -        181,434              -
  Convertible preferred stock Series F ...............             -              -        866,139              -

                                       11

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

9. EQUITY

         For the six months ended June 30, 2006, the Company recorded the following stock and warrant transactions:

         o The Company sold 290,000 shares of common stock and 181,500 warrants to purchase common stock at an exercise price of $5.46 per share, for $725,979 in cash;

         o The Company sold 866,139 shares of newly created Series F convertible preferred stock and warrants to acquire 433,069 shares of common stock at an exercise price of $4.50 per share, for $2,814,993 cash. The Series F preferred stock carries a cumulative 4% annual dividend;

         o The Company redeemed 5,108 shares of Series E convertible preferred stock for $383,313.

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

         At June 30, 2006, the Company has outstanding options to purchase 1,956,014 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 1,956,014 outstanding options, 351,500 options were granted to employees, 550,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 170,000 were granted to current outside members of the Board of Directors.

10. INCOME TAXES

         The federal and state income tax provisions are summarized as follows:

                                                     Six            Three
                                                    months          months
                                                    ended           ended
                                                   June 30,        June 30,
                                                    2006            2006
                                                  ---------       ---------
    Current
       Federal .............................      $ 184,380       $ (73,109)
       State ...............................          6,375         (37,702)
                                                  ---------       ---------

                                                    190,755        (110,811)
                                                  ---------       ---------
    Deferred
       Federal .............................        111,054          48,239
       State ...............................         21,505          10,752
                                                  ---------       ---------

                                                    132,559          58,991
                                                  ---------       ---------

                                                  $ 323,314       $ (51,820)
                                                  =========       =========

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses in prior periods that caused management to doubt, based on the available objective evidence; whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company had provided for full valuation allowance against its net deferred tax assets. During the third and fourth quarters of 2005, the Company eliminated the valuation allowance that had been recorded because management believed that, based on current operations and future projections, the benefits arising from the deferred tax assets will be realized. The components of the Company's deferred tax assets at June 30, 2006 are as follows:

         Net operating losses carryforwards ....   $1,360,646
         Amortization of intangibles ...........      609,222
         Other .................................       14,573
                                                   ----------
                                                   $1,984,441
                                                   ==========

         At December 31, 2005, the Company had net operating loss carryforwards for federal tax purposes of approximately $3,889,000 which expire in years 2022 through 2025. The amount deductible per year is limited to approximately $630,000 under current tax regulations.

11. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         During 2005, the Company's subsidiary, EFG, received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading of mutual fund shares on behalf of our clients.

         In connection with the settlement, EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main in office in Washington D.C. Pursuant to an agreement with a former officer the Company has recovered $75,000 of the amount placed in escrow. Therefore, the Company has recognized an expense of $275,000, in its Consolidated Statement of Operations for its share of the settlement. This escrow payment is represented in the Consolidated Statement of Financial Condition at June 30, 2006 as cash in escrow. The corresponding liability of $350,000 is reflected in accrued expenses and other liabilities.

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

                        EMPIRE FINANCIAL HOLDING COMPANY
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

12. NET CAPITAL REQUIREMENTS

         The Company's subsidiary, EFG, is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At June 30, 2006, EFG's net capital was $885,923 which exceeded the minimum net capital requirement by $364,423. The Company's ratio of aggregate indebtedness to net capital was .93 to 1. The Company claims exemption under rule 15c3-3 under paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.

         On August 11, 2006, the Company was notified by the NASD that the NASD considered the secured notes receivable from employees totaling $1,348,357 (see notes 4 and 13) as non allowable assets which would have placed the Company in a net capital violation. Although the Company disagrees, as a result of the notification from the NASD, on August 11, 2006, the Company called the demand notes and ordered its clearing company to sweep the securities pledged as collateral for the notes from a segregated account and deposit the securities in the name of the Company in the Company's general marketable securities account.

         Furthermore, pursuant to a request by the NASD, the Company also filed a net capital warning notification under Exchange Act Rule 17a 11 with the SEC and NASD on August 11, 2006.

13. SUBSEQUENT EVENT

         On August 11, 2006, the Company reclassified the amounts recorded as secured demand notes receivable totaling $1,348,357, to marketable securities owned, at market value (see notes 4 and 12).

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

RESULTS OF OPERATIONS:

         Three months ended June 30, 2006 compared to three months ended June 30, 2005:

Revenues:
---------

         Total revenues for the three months ended June 30, 2006 were $7,972,748, an increase of $2,872,608, or 56%, over total revenues of $5,100,146 for the same period in 2005. This increase is primarily due to the reasons described below:

         Commissions and fee revenues for the three months ended June 30, 2006 were $5,149,221, an increase of $1,217,527 or approximately 31%, from our commission and fee revenues of $3,931,694 for the comparable period in 2005. The upward trend was primarily due to an increase in the number of retail client transactions and an increase in trading of higher profit equity transactions processed by us on behalf of our registered representatives new offices opened by the Company in New York City and Boca Raton, Florida and the addition of a large independent office located in Uniondale, New York (Long Island). Commission and fee revenues accounted for approximately 65% and 77% of our revenues for the three month period ended June 30, 2006 and 2005, respectively.

         For the three months ended June 30, 2006 our trading income was $1,893,686, an increase of $839,472, or approximately 80%, over our trading income of $1,054,214 for the comparable period in 2005. The increase was primarily due to managing the number of stocks in which we made a market, the maturation of our trading department and an increase in the number of broker dealers that began to process transactions through our Company. Trading income accounted for approximately 24% and 21%, of our total revenues for the three month period ended June 30, 2006 and 2005, respectively.

         For the three months ended June 30, 2006, our investment banking revenues were $929,842 an increase of $815,604, or approximately 714%, from our investment banking revenues of $114,238 for the comparable period in 2005. The increase was due to our continued expansion of our investment banking department from our offices in New York City and San Francisco, California. Investment banking revenues accounted for approximately 11% and 2% of our revenues for the three month period ended June 30, 2006 and 2005, respectively.

Expenses:
---------

         Employee compensation and benefits increased 120% to $2,380,176 for the three months ending June 30, 2006 from $1,082,488 for the same period in 2005. This increase is due to hiring new employees to service our registered representative base and our market making activities as well as staffing needed for our new offices in Boca Raton, Florida, New York City and San Francisco, California. The increase was also attributable to an 80% increase in our trading income over the same period last year. Our trading activities are executed utilizing employees with incentive based compensation schedules.

         Commissions and clearing costs were $4,711,373 and $2,747,511 for the three months ending June 30, 2006 and 2005, respectively. The increase of $1,963,862, or 71%, was primarily due to the addition of a large independent office and the increased commissions for the independent registered representative associated with that office. In addition, traders increased their retail sales.

         General and administrative expenses and communications and data processing for the three months ending June 30, 2006 decreased approximately 20% to $944,768 from $1,185,590 for the three months ended June 30, 2005. The decrease in general and administrative expenses and communications and data processing was due largely to a regulatory settlement of $275,000 incurred during the three months ended June 30, 2005.

         As a result of the net operating loss, the provision for income taxes was a benefit of $51,820 for the three months ended June 30, 2006 and -0- for the three months ended June 30, 2005. Last year there were no income taxes provided as the net operating losses were applied in total to eliminate the provision. For 2006, the net operating loss is limited by regulations.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $76,188 for the three months ended June 30, 2006 as compared to net income of $68,979 for the three months ended June 30, 2005 a decrease of $145,167.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

Revenues:
---------

         Total revenues for the six months ended June 30, 2006 were $16,585,371, an increase of $5,597,775, or 51%, over total revenues of $10,987,596 for the same period in 2005. This increase is primarily due to the reasons described below:

         Commissions and fee revenues for the six months ended June 30, 2006 were $9,726,718, an increase of $1,709,634 or approximately 21%, from our commission and fee revenues of $8,017,084 for the comparable period in 2005. The upward trend was primarily due to an increase in the number of retail client transactions and an increase in trading of higher profit equity transactions processed by us on behalf of our registered representatives new offices opened by the Company in New York City and Boca Raton, Florida and the addition of a large independent office located in Uniondale, New York (Long Island). Commission and fee revenues accounted for approximately 59% and 73% of our revenues for the six month period ended June 30, 2006 and 2005, respectively.

         For the six months ended June 30, 2006 our trading income was $5,393,811, an increase of $2,654,910, or approximately 97%, over our trading income of $2,738,901 for the comparable period in 2005. The increase was primarily due to managing the number of stocks in which we made a market, the maturation of our trading department and an increase in the number of broker dealers that began to process transactions through our Company. Trading income accounted for approximately 33% and 25%, of our total revenues for the six month period ended June 30, 2006 and 2005, respectively.

         For the six months ended June 30, 2006, our investment banking revenues were $1,464,842 an increase of $1,233,231, or approximately 532%, from our investment banking revenues of $231,611 for the comparable period in 2005. The increase was due to our continued expansion of our investment banking department from our offices in New York City and San Francisco, California. Investment banking revenues accounted for approximately 8% and 2% of our revenues for the six month period ended June 30, 2006 and 2005, respectively.

Expenses:
---------

         Employee compensation and benefits increased 107% to $4,946,923 for the six months ending June 30, 2006 from $2,386,832 for the same period in 2005. This increase is due to hiring new employees to service our registered representative base and our market making activities as well as staffing needed for our new offices in Boca Raton, Florida, New York City and San Francisco, California. The increase was also attributable to an 97% increase in our trading income over the same period last year. Our trading activities are executed utilizing employees with incentive based compensation schedules.

         Commissions and clearing costs were $8,821,056 and $6,593,625 for the six months ending June 30, 2006 and 2005, respectively. The increase of $2,227,431, or 34%, was primarily due to the addition of a large independent office and the increased commissions from the independent registered representative associated with that office. In addition, traders increased their retail sales.

         General and administrative expenses and communications and data processing for the six months ending June 30, 2006 increased approximately 14% to $1,937,841 from $1,705,148 for the six months ended June 30, 2005. The increase in general and administrative expenses and communications and data processing was due largely to an increase in our occupancy expenses associated with the opening of our San Francisco office and travel expenses for continual monitoring of our independent office in Uniondale, New York.

         The provision for income taxes was $323,314 for the six months ended June 30, 2006 and -0- for the six months ended June 30,2005. At June 30, 2005 there were no income taxes provided as the net operating losses were applied in total to eliminate the provision. At June 30, 2006, the net operating loss is limited by regulations and did not eliminate the entire provision.

         As a result of the items discussed in the preceding paragraphs, the Company's net income increased approximately 70% to $520,719 for the six months ended June 30, 2006 as compared to $306,563 for the six months ended June 30, 2005 an increase of $214,156.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet. At June 30, 2006, we had $14,940,144 in assets, approximately 49% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity increased $6,934,442 to $8,339,156 at June 30, 2006, compared to $1,404,714 at June 30, 2005. This increase is primarily due to the sale of 725,979 shares of our common stock for $1,547,089, the sale of 825,628 shares of our convertible preferred stock for $3,639,993 and net income realized for the six months ended December 31, 2005 and the six months ended June 30, 2006 which totaled $2,676,635, offset by a charge to equity of $483,523 for deferred compensation and stock offering expenses of $445,752. The majority of the net income realized during this period relates to the recognition a deferred tax asset previously not recognized in the amount of $2,117,000.

         Net cash provided from operations for the six months ended June 30, 2006 was $632,397 as opposed to net cash used by operations for the same period in 2005 of $1,224,661.

         Cash used in investing activities for the six months ended June 30, 2006 was $2,577,130. The Company invested approximately $2,456,000, net of payments received, in notes receivable to provide capital to expand its independent office in Uniondale, NY and offices in San Francisco, California and Boca Raton, Florida. The Company used approximately $120,000 to purchase furniture and equipment. For the same period in 2005, the Company used approximately $13,000 for the purchase of furniture and equipment.

         Cash provided from financing activities for the six months ending June 30, 2006 was approximately $2.4 million. Approximately $3.1 million, net of financing costs, was realized from sale of the Company's common stock and Series F preferred stock. The Company also received proceeds of approximately $950,000 from the issuance of notes payable and line of credit and made payments against notes payable and line of credit of $1.3 million.

         The Company anticipates raising additional debt and equity capital in 2006 and 2007.

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

         On March 13, 2006, and successive days, Empire sold, pursuant to a Securities Purchase Agreement dated as of March 10, 2006 with twenty-seven accredited individual and institutional investors, for an aggregate purchase price of $2,815,000 a total of 866,139 shares of its Series F 4% Convertible Preferred Stock, par value $0.01 per share, and 433,069 five-year warrants. Each share of the Series F Convertible Preferred Stock is initially convertible into one share of Common Stock subject to limited antidilution protection for capital changes and similar events. The warrants entitle the holders thereof to purchase shares of Common Stock during a 5-year period at $4.50 per share, subject to price adjustment for issuances of Common Stock at lower prices per share. In connection with this placement, Empire also granted to the placement agent as commission 4,615 warrants, not exercisable for six months but otherwise on the same terms as the warrants issued to investors in the placement.

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: August 14, 2006
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: August 14, 2006
------------------
James M. Matthew
Chief Financial Officer
(Principal Accounting Officer)