Form 10KSB/A
period 2005-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2006-08-18
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          Commission File No.: 1-31292

                        EMPIRE FINANCIAL HOLDING COMPANY
                 ----------------------------------------------
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

         Transitional Small Business Disclosure Format (check one): Yes[_] No[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

This Amendment No. 2 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed by the Company on March 20, 2005 and as amended by Amendment No. 1, filed on May 2, 2005, is being filed solely to correct the report of the independent registered public accounting firm.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The consolidated financial statements of Empire Financial Holding Company, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Amendment No. 2 to the Company's annual report on Form 10-KSB and immediately follow the signature page of this Amendment No. 2 to the Company's annual report on Form 10-KSB.


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

10.15 Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (8)

10.16        Employment Agreement with Donald A. Wojnowski dated June 1, 2005
             (13)

10.17        Employment Agreement with Steven M. Rabinovici dated June 1, 2005
             (13)

10.18        Employment Agreement with John J. Wilson date November 15, 2005
             (13)

10.19        Employment Agreement with James Matthew dated May 15, 2006 (14)

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

(5) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated May 26, 2005.

(6) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated December 20, 2005

(7) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated February 28, 2006.

(8) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 17, 2006.

(9) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(10) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated June 25, 2004.

(11) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 8, 2005.

(12) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated November 23, 2005.

(13) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(14) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated May 15, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EMPIRE FINANCIAL HOLDING COMPANY


Dated    August 18, 2006               By: /s/ Donald A. Wojnowski Jr.
                                       -------------------------------
                                       Donald A. Wojnowski Jr., President
                                       (Principal Executive Officer)


Dated    August 18, 2006               By: /s/ James M. Matthew
                                       ------------------------
                                       James M. Matthew, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                    Title                              Date

/s/ Donald A. Wojnowski Jr.   President and Director,            August 18, 2006
---------------------------   (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ James M. Matthew          Chief Financial Officer,           August 18, 2006
--------------------          (Principal Financial Officer and
James M. Matthew              Principal Accounting Officer)

/s/ John Rudy                 Director                           August 18, 2006
-------------
John Rudy

/s/ Bradley L. Gordon         Director                           August 18, 2006
---------------------
Bradley L. Gordon

/s/ Steven M. Rabinovici      Director                           August 18, 2006
------------------------
Steven M. Rabinovici

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


                                       MILLER, ELLIN & COMPANY, LLP

New York, New York
March 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Empire Financial Holding Company and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2004 of Empire Financial Holding Company and subsidiaries. These consolidated financial statements are the responsibilities of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


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