Form 10QSB
period 2006-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2006-11-13
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

As of November 8, 2006 there were 8,292,229 shares of common stock, par value $.01 per share, outstanding.

                        EMPIRE FINANCIAL HOLDING COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statement of Financial Condition,
         September 30, 2006 ..............................................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended September 30, 2006 and 2005 ...............................     4

         Condensed Consolidated Statements of Income for the Nine Months
         Ended September 30, 2006 and 2005 ...............................     5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2006 and 2005 ........................     6

         Notes to Condensed Consolidated Financial Statements ............  7-15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 16-19

Item 3.  Controls and Procedures .........................................    20


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    20

Item 3.  Defaults Upon Senior Securities .................................    21

Item 4.  Submission of Matters to a Vote of Security Holders .............    21

Item 5.  Other Information ...............................................    21

Item 6.  Exhibits ........................................................    21

Signatures ...............................................................    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EMPIRE FINANCIAL HOLDING COMPANY
       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                               September 30, 2006


                                     Assets

Cash and cash equivalents ......................................   $  1,308,170
Marketable securities owned, at market value ...................      5,197,098
Commissions and other receivables from clearing organization ...      1,229,089
Deposits at clearing organization ..............................      2,104,400
Furniture and equipment, net ...................................        274,568
Prepaid expenses and other assets ..............................        944,073
Deferred tax asset .............................................      2,091,595
Cash in escrow .................................................        350,000
Notes receivable ...............................................      4,539,648
                                                                   ------------

  Total assets .................................................   $ 18,038,641
                                                                   ============

                      Liabilities and stockholders' equity

Accrued expenses and other liabilities .........................   $  1,295,477
Due to clearing organization ...................................      3,400,015
Securities sold, but not yet purchased, at market value ........      1,360,097
Notes payable ..................................................      3,957,333
                                                                   ------------

  Total liabilities ............................................     10,012,922
                                                                   ------------

Commitments and Contingencies

Stockholders' equity

Convertible preferred stock, series B, C, D, E and F, $.01
  par value 1,000,000 shares authorized 890,545 issued and
  outstanding ..................................................   $      8,905
Common stock, $.01 par value 100,000,000 shares authorized
  7,009,037 shares issued and outstanding ......................         70,090
Additional paid-in capital .....................................     13,801,780
Accumulated deficit ............................................     (5,855,056)
                                                                   ------------

  Total stockholders' equity ...................................      8,025,719
                                                                   ------------

  Total liabilities and stockholders' equity ...................   $ 18,038,641
                                                                   ============

   See accompanying notes to the condensed consolidated financial statements.

                     EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                 September 30,         September 30,
                                                                     2006                  2005
                                                              ------------------    ------------------
Revenues
  Commissions and fees .................................         $  3,423,710          $  4,317,548
  Trading income .......................................            2,564,447             2,009,452
  Investment banking income ............................              464,548               120,000
                                                                 ------------          ------------

                                                                    6,452,705             6,447,000
                                                                 ------------          ------------

Expenses
  Employee compensation and benefits ...................            2,449,795             1,112,805
  Commissions and clearing costs .......................            3,574,761             4,452,681
  General and administrative ...........................            1,030,122               576,027
  Communications and data processing ...................              103,565                66,919
                                                                 ------------          ------------

                                                                    7,158,243             6,208,432
                                                                 ------------          ------------

Income (loss) from operations ..........................             (705,538)              238,568

Other income (expenses)
  Interest income ......................................              105,010                     0
  Interest expense .....................................             (161,659)              (38,932)
                                                                 ------------          ------------

                                                                      (56,649)              (38,932)
                                                                 ------------          ------------

Income (loss) before income taxes ......................             (762,187)              199,636
  Less: Provision for income taxes .....................              297,909             1,384,000
                                                                 ------------          ------------
  Net income (loss) ....................................             (464,278)            1,583,636

  Preferred stock dividends ............................              (69,639)              (18,492)
                                                                 ------------          ------------

  Net income (loss) applicable to common shareholders ..         $   (533,917)         $  1,565,144
                                                                 ============          ============


Basic and diluted earnings (loss) per share applicable to common shareholders:

    Earnings (loss) per share-basic and diluted ........         $      (0.08)         $       0.25
                                                                 ============          ============

    Earnings (loss) per share diluted ..................         $      (0.08)         $       0.18
                                                                 ============          ============

    Weighted average shares outstanding:
      Basic ............................................            7,009,037             6,370,170
                                                                 ============          ============

      Diluted ..........................................            7,009,037             8,522,601
                                                                 ============          ============

              See accompanying notes to the condensed consolidated financial statements.

                                                   4

                     EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                 September 30,         September 30,
                                                                     2006                  2005
                                                               -----------------     -----------------
Revenues
  Commissions and fees .................................         $ 13,113,457          $ 12,632,605
  Trading income .......................................            7,769,540             4,813,481
  Investment banking income ............................            1,929,390               253,910
                                                                 ------------          ------------

                                                                   22,812,387            17,699,996
                                                                 ------------          ------------

Expenses
  Employee compensation and benefits ...................            7,508,151             3,502,849
  Commissions and clearing costs .......................           12,223,771            11,267,691
  General and administrative ...........................            2,832,756             2,142,770
  Communications and data processing ...................              254,647               159,006
                                                                 ------------          ------------

                                                                   22,819,325            17,072,316
                                                                 ------------          ------------

Income (loss) from operations ..........................               (6,938)              627,680

Other income (expenses)
  Interest income ......................................              296,182                     0
  Interest expense .....................................             (207,397)             (121,481)
                                                                 ------------          ------------

                                                                       88,785              (121,481)
                                                                 ------------          ------------

Income before income taxes .............................               81,847               506,199
  Less: Provision for income taxes .....................              (25,405)            1,384,000
                                                                 ------------          ------------
  Net income ...........................................               56,442             1,890,199

  Preferred stock dividends ............................             (172,122)              (37,129)
                                                                 ------------          ------------

  Net income (loss) applicable to common shareholders ..         $   (115,680)         $  1,853,070
                                                                 ============          ============


Basic and diluted earnings (loss) per share applicable to common shareholders:

    Earnings (loss) per share-basic and diluted ........         $      (0.02)         $       0.39
                                                                 ============          ============

    Earnings (loss) per share diluted ..................         $      (0.02)         $       0.34
                                                                 ============          ============

    Weighted average shares outstanding:
      Basic ............................................            6,991,413             4,772,065
                                                                 ============          ============

      Diluted ..........................................            6,991,413             5,399,468
                                                                 ============          ============

              See accompanying notes to the condensed consolidated financial statements.

                                                   5

                                  EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                September 30,        September 30,
                                                                                    2006                 2005
                                                                              -----------------    -----------------
Cash flows from operating activities
  Net income ...........................................................         $    56,442          $ 1,890,199
                                                                                 -----------          -----------

  Adjustments to reconcile net income to net cash
   provided from operating activities
    Depreciation and amortization ......................................             115,478               68,359
    Unrealized net loss on securities ..................................             694,469                    -
    Reversal of non-cash charge for stock ..............................                   -             (240,000)
    Acrrued settlement charges .........................................                   -              275,000
    Stock option amortization ..........................................             175,253               21,634
    Warrants amortization ..............................................              72,709                    -
    Deferred taxes .....................................................              25,405           (1,396,000)
    Reimbursement of trading losses by securities ......................          (1,348,357)                   -
  (Increase) decrease in operating assets:
    Commissions and other receivables from clearing organizations ......            (677,273)             611,212
    Deposits at clearing organizations .................................            (930,712)            (208,847)
    Trading account securities, net ....................................            (760,219)          (1,465,447)
    Prepaid expenses and other assets ..................................            (480,219)             109,902

  Increase (decrease) in operating liabilities:
    Accrued expenses and other liabilities .............................             273,990           (1,109,400)
    Payable to brokers and dealers and clearing organizations ..........           1,330,177              476,866
    Cash overdraft .....................................................                   -             (144,202)
                                                                                 -----------          -----------

      Total adjustments ................................................          (1,509,298)          (3,000,923)
                                                                                 -----------          -----------

      Cash provided (used) by operating activities .....................          (1,452,856)          (1,110,724)

Cash flows from investing activities
  Purchases of furniture and equipment .................................            (147,084)             (66,270)
  Restricted cash ......................................................                   -             (275,000)
  Issuance of notes receivable .........................................          (3,339,193)                   -
  Payments on notes receivable .........................................             591,113                    -
                                                                                 -----------          -----------

    Total cash used by investing activities ............................          (2,895,164)            (341,270)
                                                                                 -----------          -----------

Cash flows from financing activities
  Payments of notes payable and line of credit .........................          (1,395,834)            (798,910)
  Proceeds from issuance of notes payable and line of credit ...........           4,024,000              800,000
  Proceeds from sale of stock ..........................................           3,539,993            2,613,890
  Dividends paid on preferred stock ....................................             (78,756)             (34,875)
  Retirement of preferred stock ........................................            (374,363)                   -
  Fees paid for sale of stock ..........................................            (439,449)            (111,023)
                                                                                 -----------          -----------

    Total cash provided by financing activities ........................           5,275,592            2,469,082
                                                                                 -----------          -----------


  Net increase in cash and cash equivalents ............................             927,571            1,017,088

  Cash and cash equivalents at beginning of period .....................             380,599               43,880
                                                                                 -----------          -----------

  Cash and cash equivalents at end of period ...........................         $ 1,308,170          $ 1,060,968
                                                                                 ===========          ===========

Supplemental cash flow information:

  Interest paid ........................................................         $    56,649          $   109,838
                                                                                 ===========          ===========

Supplemental disclosures of non-cash investing and financing activities:
  Conversion of debt to equity .........................................                   -          $   471,759
                                                                                 ===========          ===========
  Conversion of accounts payable to preferred stock and warrants .......                   -          $   200,000
                                                                                 ===========          ===========
  Conversion of accounts payable to debt ...............................                   -          $   100,000
                                                                                 ===========          ===========
  Accrued preferred stock dividends, net of payments ...................         $    93,366          $    26,628
                                                                                 ===========          ===========
  Receipt of secured demand notes ......................................         $ 1,348,357                    -
                                                                                 ===========          ===========
  Marketable securities received from call of secured demand notes .....         $ 1,846,547                    -
                                                                                 ===========          ===========

                     See accompanying notes to the condensed consolidated financial statements.

                                                          6

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company and its subsidiaries (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

         During the three and nine months ended September 30, 2006, the Company granted options to acquire 188,522 and 390,022 shares respectively, of the Company's common stock, with exercise prices of $2.82 - $3.38 per share and $2.82 - $4.85 per share respectively, and aggregate fair values of $303,684 and $823,640 respectively. In connection with these grants, the Company recorded compensation charges of $138,820 and $175,253 for the three and nine months ended September 30, 2006, respectively, relating to the amortization of the fair value associated with these grants. The Company will amortize the remaining values over the remaining vesting periods of the options.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                      Nine months ended          Three months ended
                                                         September 30,              September 30,
                                                   ------------------------   -------------------------
                                                      2006          2005         2006           2005
                                                   ----------    ----------   ----------    -----------
Net income (loss) applicable to common
 stockholders as reported ......................   $ (115,680)   $1,853,070   $ (533,917)   $ 1,565,144

(Subtract) add stock-based employee compensation
 expense related to stock options determined
 under fair value method .......................     (353,593)     (206,496)    (135,763)         7,711
                                                   ----------    ----------   ----------    -----------

   Pro forma ...................................   $ (469,273)   $1,646,574   $ (669,680)   $ 1,572,855
                                                   ==========    ==========   ==========    ===========
Net income (loss) per share applicable to common
 stockholders:
   As reported:
     Basic: ....................................   $    (0.02)   $     0.39   $    (0.08)   $      0.25
                                                   ==========    ==========   ==========    ===========

     Diluted: ..................................   $    (0.02)   $     0.34   $    (0.08)   $      0.18
                                                   ==========    ==========   ==========    ===========
   Pro forma:
     Basic: ....................................   $    (0.07)   $     0.35   $    (0.10)   $      0.33
                                                   ==========    ==========   ==========    ===========
     Diluted: ..................................   $    (0.07)   $     0.31   $    (0.10)   $      0.29
                                                   ==========    ==========   ==========    ===========

         The pro forma impact of options on the net income for the nine months ended September 30, 2006 is not representative of the effects on net income for future periods, as future periods would include the effects of additional stock option grants which will be immediately expensed.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the three and nine months ended September 30, 2006 included the following:

Risk free interest rate:  5.16%
Expected life:            5 - 10 years
Expected volatility:      62%

3. NOTES RECEIVABLE

         The Company has advanced funds to the owner of an independent office on Long Island, New York (Uniondale) which is processing its business through the Company and to certain registered representatives in three Company owned offices in New York City, Boca Raton, Florida and San Francisco, California.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         The notes receivable, by location, at September 30, 2006, were as follows:
                                                               Amount
                                                               ------
         Long Island office ........................         $3,839,853
         New York office ...........................             28,545
         Boca Raton office .........................             41,250
         San Francisco office ......................            630,000
                                                             ----------
         Total notes receivable ....................         $4,539,648
                                                             ==========

Long Island note:

         Principal and interest payments on the Long Island note are paid from the override commission and fees generated by the registered representatives of the Long Island office. The note payments are calculated using an amount that represents, the difference between commission payments to the registered representatives in that location and, ninety percent of gross commissions generated. Payments will also include 50% of the income generated from the office's transaction charges. The note carries a 10% annual interest rate and matures on October 5, 2008. As of September 30, 2006, the note has been credited with total payments of $591,113. We evaluated the collectibility of the Long Island note by obtaining a credit analysis of the borrower. We also prepared financial projections through the maturity date of the note of the underlying business related to the note. We believe the full amount of the note will be paid on its October 2008 maturity date.

         New York and Boca Raton notes carry a 10% annual interest rate and are due on demand from employees. We plan to collect these notes in 2007. The San Francisco notes also carry a 10% annual interest rate and are due in 2010.

4. MARKETABLE SECURITIES OWNED, AT MARKET VALUE

         Marketable securities owned include $1,597,452 of securities which were received as a result of the Company calling secured demand notes receivable totaling $1,348,357 due from two of its employees to recover trading losses incurred by them in the same amount for the nine months ended September 30, 2006. The difference of $249,095 has been recorded as a liability and is included in accrued expenses and other liabilities. The recovered trading losses are included in trading income for the nine months ended September 30, 2006. The recovered trading losses related primarily to short sales of stock and were comprised of realized losses totaling $1,089,733 and unrealized losses of $258,624. (See note 13.)

5. ACCRUED EXPENSES AND OTHER LIABILITIES

         At September 30, 2006, accounts payable, accrued expenses and other liabilities consisted of the following:

         Accrued payroll and taxes .......................   $  231,720
         Accrued commissions and management fees .........      227,981
         Accrued preferred stock dividend ................       93,366
         Accrued SEC regulatory reserve ..................      350,000
         Accrued interest expense ........................       81,633
         Reserve for return of marketable securities .....      249,095
         Other expenses ..................................       61,682
                                                             ----------
                                                             $1,295,477
                                                             ==========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

6. LINE OF CREDIT PAYABLE

         On December 31, 2005, the Company entered into a promissory note for a $2,500,000 line of credit with an unrelated third party. The note bore interest at 5% annually. At September 30, 2006 any outstanding balance has been paid in full and the credit line has been cancelled.

7. NOTES PAYABLE

Notes payable at September 30, 2006, consisted of the following:

Convertible notes payable to investors, employees, and other lenders which were issued from August 17 to September 30, 2006. The notes mature in 90 days but are renewable by the Company for an additional
90 days. Payment of principal plus annualized interest at twenty percent are due on maturity. The notes mature from November 17 to
December 30, 2006. Notes are convertible into common stock at $3.00 per share. .......................................................... $3,174,000

Convertible notes payable to investors, interest payable semi-
annually on June 30 and December 31 at ten percent per annum. The notes are convertible into common stock at $2.00 per share subject to certain adjustments. Payable in full on December 31, 2006, if not converted. .......................................................... $  200,000

Unsecured note payable to the Company's clearing organization, which requires monthly installments of $41,667 plus interest at an annual rate of 2% over prime (10.25 percent at September 30, 2006). The note
matures on November 16, 2006. ....................................... $   83,333

Unsecured note payable to a Company registered representative which accrues interest at five percent per annum, principal and interest payable only at maturity on May 22, 2011. ........................... $  500,000
                                                                      ----------
                                                                      $3,957,333
                                                                      ==========

The annual maturities of principal on the notes payable are as follows:

Year ending December 31, 2006 ....................................... $3,457,333

Thereafter .......................................................... $  500,000
                                                                      ----------
                                                                      $3,957,333
                                                                      ==========

         As part of the terms of the convertible 90 day notes, the Company must apply to the American Stock Exchange for listing approval before issuing warrants related to these notes. Upon such approval, the Company will issue 5 year common stock warrants to purchase a total of 476,100 shares of the Company's common stock at exercise prices ranging from $2.49 to $3.10 per share. The Company recorded original issue discount related to these warrants totaling $196,832, of which $72,709 was expensed as interest expense for the three months ending September 30, 2006.

8. TRADING INCOME

         Trading income includes market making revenues which consist of net realized and net unrealized gains and losses on securities traded for the Company's own account. Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis. Equity market-making trading revenues consisted of the following.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                Nine months ended               Three months ended
                                                   September 30,                   September 30,
                                           ---------------------------     ---------------------------
                                               2006            2005            2006            2005
                                           -----------     -----------     -----------     -----------
Net realized gains and losses .........    $ 8,464,009     $ 4,659,099     $ 2,696,564     $ 1,757,436
Unrealized gains ......................      1,367,109         255,934       1,001,465         316,697
Unrealized losses .....................     (2,061,578)       (101,552)     (1,133,582)        (64,681)
                                           -----------     -----------     -----------     -----------

Trading income, net ...................    $ 7,769,540     $ 4,813,481     $ 2,564,447     $ 2,009,452
                                           ===========     ===========     ===========     ===========

9. EARNINGS PER SHARE

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

         Calculation of net income (loss) per share is as follow:

                                                           NINE MONTHS      NINE MONTHS     THREE MONTHS     THREE MONTHS
                                                              ENDED            ENDED            ENDED            ENDED
                                                          Sep 30, 2006     Sep 30, 2005     Sep 30, 2006     Sep 30, 2005
                                                          ------------     ------------     ------------     ------------
Numerator for earnings (loss) per share:
  Net income (loss) ..................................    $     56,442     $  1,890,199     $   (464,277)    $  1,583,636
  Preferred stock dividends ..........................    $   (172,122)    $    (37,129)    $    (69,639)    $    (18,492)
                                                          ------------     ------------     ------------     ------------
  Income (loss) attributable to common stockholders ..    $   (115,680)    $  1,853,070     $   (533,916)    $  1,565,144
  Plus: preferred stock dividends - Series B and D ...    $          -     $     26,854     $          -     $     18,717
                                                          ------------     ------------     ------------     ------------

  Income (loss) attributable to common stockholders
   - diluted .........................................    $   (115,680)    $  1,879,924     $   (533,916)    $  1,583,861
                                                          ============     ============     ============     ============

Denominator for earnings (loss) per share:
  Basic weighted-average shares ......................       6,991,413        4,772,065        7,009,037        6,370,170

  Diluted weighted-average shares:
  Outstanding options ................................               -           56,937                -          249,952
  Outstanding warrants ...............................               -                -                -           46,667
  Convertible preferred stock Series B ...............               -          570,466                -        1,166,667
  Convertible notes ..................................               -                -                -          236,045
                                                          ------------     ------------     ------------     ------------

  Diluted weighted-average shares ....................       6,991,413        5,399,468        7,009,037        8,522,601
                                                          ============     ============     ============     ============

Basic and diluted income (loss) per share:
  Basic income (loss) per share ......................    $      (0.02)    $       0.39     $      (0.08)    $       0.25
                                                          ============     ============     ============     ============

  Diluted income (loss) per share ....................    $      (0.02)    $       0.35     $      (0.08)    $       0.19
                                                          ============     ============     ============     ============

Due to their anti-dilutive effect, the following
potential common shares have been excluded from the
computation of diluted earnings per share:
  Warrants ...........................................       2,327,445          430,000        2,327,445                -
  Stock options ......................................       1,878,761        1,390,000        1,878,761                -
  Convertible preferred stock Series A ...............               -           76,654                -                -
  Convertible preferred stock Series B ...............       1,166,666                -        1,166,666                -
  Convertible preferred stock Series C ...............         353,100          172,656          353,100                -
  Convertible preferred stock Series D ...............         100,000           48,897          100,000                -
  Convertible preferred stock Series E ...............         178,291                -          178,291                -
  Convertible preferred stock Series F ...............         866,139                -          866,139                -
  Convertible notes ..................................         134,089          236,045          134,089                -

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

10. EQUITY

         For the nine months ended September 30, 2006, the Company recorded the following stock and equity warrant transactions:

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

         o The Company redeemed 4,989 shares of Series E convertible preferred stock for $374,363.

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

         At September 30, 2006, the Company has outstanding options to purchase 2,123,036 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 2,123,036 options, 643,500 options were granted to employees, 350,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 208,522 were granted to current outside members of the Board of Directors.

11. INCOME TAXES

         The federal and state income tax provisions are summarized as follows:

                                            Nine               Three
                                           months             months
                                           ended               ended
                                       September 30,       September 30,
                                           2006                2006
                                       -------------       -------------
         Current
            Federal ...........          $       -           $(184,380)
            State .............                  -              (6,375)
                                         ---------           ---------

                                                 -            (190,755)
                                         ---------           ---------
         Deferred
            Federal ...........              6,388            (104,666)
            State .............             19,017              (2,488)
                                         ---------           ---------

                                            25,405            (107,154)
                                         ---------           ---------

                                         $  25,405           $(297,909)
                                         =========           =========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses in prior periods that caused management to doubt, based on the available objective evidence; whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company had provided for full valuation allowance against its net deferred tax assets. During the third and fourth quarters of 2005, the Company eliminated the valuation allowance that had been recorded because management believed that, based on current operations and future projections, the benefits arising from the deferred tax assets will be realized. The components of the Company's deferred tax assets at September 30, 2006 are as follows:

         Net operating losses carryforwards .............    $1,446,214
         Amortization of intangibles ....................       571,222
         Amortization of stock option expense ...........        59,586
         Other ..........................................        14,573
                                                             ----------
                                                             $2,091,595
                                                             ==========

         At December 31, 2005, the Company had net operating loss carryforwards for federal tax purposes of approximately $3,189,000 which expire in years 2022 through 2025. The amount deductible per year is limited to approximately $576,000 under current tax regulations.

12. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         During 2005, the Company's subsidiary, EFG, received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading of mutual fund shares on behalf of our clients.

         In connection with the settlement, EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main in office in Washington D.C. Pursuant to an agreement with a former officer the Company has recovered $75,000 of the amount placed in escrow. Therefore, the Company has recognized an expense of $275,000 in 2005, in its Consolidated Statement of Operations for its share of the settlement. This escrow payment is represented in the Consolidated Statement of Financial Condition at September 30, 2006 as cash in escrow. The corresponding liability of $350,000 is reflected in accrued expenses and other liabilities.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

13. NET CAPITAL REQUIREMENTS

         The Company's subsidiary, EFG, is subject to SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At September 30, 2006, EFG's net capital was $1,101,201 which exceeded the minimum net capital requirement by $575,701. The Company's ratio of aggregate indebtedness to net capital was 1.07 to 1. The Company claims exemption under rule 15c3-3 under paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.

         On August 11, 2006, the Company was notified by the NASD that the NASD considered the secured notes receivable from employees totaling $1,348,357 (see note 4) as non allowable assets which would have placed the Company in a net capital violation. Although the Company disagreed, as a result of the notification from the NASD, on August 11, 2006, the Company called the demand notes and ordered its clearing company to sweep the securities pledged as collateral for the notes from a segregated account and deposit the securities in the name of the Company in the Company's general marketable securities account.

         Furthermore, pursuant to a request by the NASD, the Company also filed a net capital warning notification under Exchange Act Rule 17a 11 with the SEC and NASD on August 11, 2006.

14. SUBSEQUENT EVENTS AND ACQUISITION

         During October and November 2006, the Company issued additional 90 day notes payable totaling $1,450,000. Pursuant to the terms of these notes, the Company must apply to the American Stock Exchange for listing approval before issuing warrants related to these notes. Upon such approval, the Company will issue 5 year common stock warrants to purchase a total of 217,500 shares of the Company's common stock at exercise prices ranging from $3.07 - $3.56.

         During October 2006, the Preferred Series B and Preferred Series D stock holders converted their preferred stock to common stock.

         On September 14, 2006, the Company entered into a stock purchase agreement to acquire approximately 98.9% of the outstanding shares of Jesup & Lamont Securities Corporation, a New York full service broker dealer. This acquisition was completed and closed on November 10, 2006.

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

RESULTS OF OPERATIONS:

         Three months ended September 30, 2006 compared to three months ended September 30, 2005:

Revenues:
---------

         Total revenues for the three months ended September 30, 2006 were $6,452,705, an increase of $5,705, or .1%, over total revenues of $6,447,000 for the same period in 2005. This increase is primarily due to the reasons described below:

         Commissions and fee revenues for the three months ended September 30, 2006 were $3,423,710, a decrease of $893,838 or approximately 20%, from our commission and fee revenues of $4,317,548 for the comparable period in 2005. The decline was primarily due to market conditions. Commission and fee revenues accounted for approximately 53% and 67% of our revenues for the three month period ended September 30, 2006 and 2005, respectively.

         For the three months ended September 30, 2006 our trading income was $2,564,447, an increase of $554,995, or approximately 28%, over our trading income of $2,009,452 for the comparable period in 2005. The increase was primarily due to managing the number of stocks in which we made a market, the maturation of our trading department and an increase in the number of broker dealers that began to process transactions through our Company. Trading income accounted for approximately 40% and 31%, of our total revenues for the three month period ended September 30, 2006 and 2005, respectively.

         For the three months ended September 30, 2006, our investment banking revenues were $464,548, an increase of $344,548, or approximately 287%, from our investment banking revenues of $120,000 for the comparable period in 2005. The increase was due to our continued expansion of our investment banking department from our offices in New York City and San Francisco, California. Investment banking revenues accounted for approximately 7% and 2% of our revenues for the three month periods ended September 30, 2006 and 2005, respectively.

Expenses:
---------

         Employee compensation and benefits increased 120% to $2,449,795 for the three months ending September 30, 2006 from $1,112,805 for the same period in 2005. This increase is due to hiring new employees to service our registered representative base and our market making activities as well as staffing needed for our new offices in Boca Raton, Florida, New York City and San Francisco, California. The increase was also attributable to a 28% increase in our trading income over the same period last year. Our trading activities are executed utilizing employees with incentive based compensation schedules. The adoption of SFAS No. 123 has also increased compensation expense as the Company uses stock options as part of its incentive package for personnel.

         Commissions and clearing costs were $3,574,761 and $4,452,681 for the three months ending September 30, 2006 and 2005, respectively. The decrease of $877,920, or 20%, was due to the decline in commissions and fee revenues.

         General and administrative expenses and communications and data processing for the three months ending September 30, 2006 increased approximately 76% to $1,133,687 from $642,946 for the three months ended September 30, 2005. The increase in general and administrative expenses and communications and data processing was due largely to an increase in our occupancy expenses associated with the opening of our San Francisco office and travel expenses for continual monitoring of our independent office in Uniondale, New York.

         As a result of the net operating loss, the provision for income taxes was a benefit of $297,909 for the three months ended September 30, 2006. The benefit of $1,384,000 for the three months ended September 30, 2005, was due to a decrease in the valuation allowance of $1,396,000 against the deferred tax assets.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $464,278 for the three months ended September 30, 2006 as compared to net income of $1,583,636 for the three months ended September 30, 2005, a decrease of $2,047,914.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

Revenues:
---------

         Total revenues for the nine months ended September 30, 2006 were $22,812,387, an increase of $5,112,391, or 29%, over total revenues of $17,699,996 for the same period in 2005. This increase is primarily due to the reasons described below:

         Commissions and fee revenues for the nine months ended September 30, 2006 were $13,113,457, an increase of $480,852 or approximately 4%, from our commission and fee revenues of $12,632,605 for the comparable period in 2005. The upward trend was primarily due to an increase in the number of retail client transactions and an increase in trading of higher profit equity transactions processed by us on behalf of our registered representatives in the first quarter. Commission and fee revenues accounted for approximately 58% and 71% of our revenues for the nine month periods ended September 30, 2006 and 2005, respectively.

         For the nine months ended September 30, 2006 our trading income was $7,769,540, an increase of $2,956,059, or approximately 61%, over our trading income of $4,813,481 for the comparable period in 2005. The increase was primarily due to managing the number of stocks in which we made a market, the maturation of our trading department and an increase in the number of broker dealers that began to process transactions through our Company. Trading income accounted for approximately 34% and 27%, of our total revenues for the nine month period ended September 30, 2006 and 2005, respectively.

         For the nine months ended September 30, 2006, our investment banking revenues were $1,929,390 an increase of $1,675,480, or approximately 660%, from our investment banking revenues of $253,910 for the comparable period in 2005. The increase was due to our continued expansion of our investment banking department from our offices in New York City and San Francisco, California. Investment banking revenues accounted for approximately 8% and 2% of our revenues for the nine month period ended September 30, 2006 and 2005, respectively.

Expenses:
---------

         Employee compensation and benefits increased 114% to $7,508,151 for the nine months ending September 30, 2006 from $3,502,849 for the same period in 2005. This increase is due to hiring new employees to service our registered representative base and our market making activities as well as staffing needed for our new offices in Boca Raton, Florida, New York City and San Francisco, California. The increase was also attributable to an 61% increase in our trading income over the same period last year. Our trading activities are executed utilizing employees with incentive based compensation schedules.

         Commissions and clearing costs were $12,223,771 and $11,267,691 for the nine months ending September 30, 2006 and 2005, respectively. The increase of 956,080, or 8%, was primarily due to the addition of a large independent office and the increased commissions from the independent registered representative associated with that office. In addition, traders increased their retail sales.

         General and administrative expenses and communications and data processing for the nine months ending September 30, 2006 increased approximately 34% to $3,087,403 from $2,301,776 for the nine months ended September 30, 2005. The increase in general and administrative expenses and communications and data processing was due largely to an increase in our occupancy expenses associated with the opening of our San Francisco office and travel expenses for continual monitoring of our independent office in Uniondale, New York.

         The provision for income taxes was an expense of $25,405 for the nine months ended September 30, 2006 and a benefit of $1,384,000 for the nine months ended September 30,2005. Last year's tax benefit was due to a decrease in the valuation allowance of deferred tax assets related to the net operating loss carryforwards. At September 30, 2006, the net operating loss is limited by regulations.

         As a result of the items discussed in the preceding paragraphs, the Company's net income was $56,442 for the nine months ended September 30, 2006 as compared to $1,890,199 for the nine months ended September 30, 2005 a decrease of $1,833,757.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet. At September 30, 2006, we had $18,038,641 in assets, approximately 55% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity increased $5,081,660 to $8,025,719 at September 30, 2006, compared to $2,944,059 at September 30, 2005. This increase is primarily due to the sale of 725,979 shares of our common stock for $1,547,089, and the sale of 825,628 shares of our convertible preferred stock for $3,639,993.

         Net cash used by operations for the nine months ended September 30, 2006 was $1,452,856 as opposed to net cash used by operations for the same period in 2005 of $1,110,724.

         Cash used in investing activities for the nine months ended September 30, 2006 was $2,895,164. The Company invested approximately $2,748,000, net of payments received, in notes receivable to provide capital to expand its independent office in Uniondale, NY and offices in San Francisco, California and Boca Raton, Florida. The Company used approximately $147,000 to purchase furniture and equipment. For the same period in 2005, the Company used approximately $66,000 for the purchase of furniture and equipment.

         Cash provided from financing activities for the nine months ending September 30, 2006 was approximately $5.3 million. Approximately $3.1 million, net of financing costs, was realized from sale of the Company's common stock and Series F preferred stock. The Company also received proceeds of approximately $4 million from the issuance of notes payable and line of credit and made payments against notes payable and line of credit of $1.4 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three-month period ending September 30, 2006, beginning on August 17, 2006, we sold an aggregate principal amount of $3,174,000 of 90-day convertible notes to 12 accredited investors. Pursuant to the terms of the notes, after approval for listing of the underlying common stock by the American Stock Exchange we will issue five-year warrants to purchase an aggregate of 476,100 shares of common stock at prices between $2.49 and $3.10 per share. None of the common stock will be issued until listing approval has been granted by the American Stock Exchange.

         All the above issuances were acquired for investment by accredited investors and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6), 4(2) and Regulation D thereof. All the securities are restricted securities and bear a restrictive legend and are subject to stop transfer restrictions. None of the above common stock is issuable until the American Stock Exchange has approved its listing. None of the shares of common stock underlying the above warrants will be issued until the American Stock Exchange has approved listing of the underlying common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2006 annual meeting of Stockholders on August 24, 2006. The matters voted on and approved by the Stockholders were as follows:

  (i) Election of Directors. Presented below are the votes cast for each director nominee.

                   NAME                      FOR           WITHHELD AUTHORITY
                   ----                      ---           ------------------
         a. Donald A. Wojnowski Jr.       6,929,956               7,448
         b. Bradley L. Gordon             6,931,956               5,448
         c. Steven M. Rabinovici          6,931,956               5,448
         d. John C. Rudy                  6,929,156               8,248
         e. Kirk M. Warshaw               6,930,456               6,948

  (ii) Incentive Compensation Plan. Approval of an amendment to the Company's 2000 Incentive Compensation Plan increasing the number of shares of common stock subject to options under the Plan by 2,000,000, up to an aggregate of 4,000,000. The results were as follows:

            FOR             AGAINST          ABSTAIN          NOT VOTED
            ---             -------          -------          ---------
         5,663,472          58,268            2,500           1,197,780

  (iii) Independent Auditors. Confirmation of the appointment of Miller Ellin & Company, LLP as Empire's independent auditors for the fiscal year ending December 31, 2006. The results were as follows:

                    FOR              AGAINST           ABSTAIN
                    ---              -------           -------
                 6,934,903            2,001              500

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: November 13, 2006
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: November 13, 2006
--------------------
James M. Matthew
Chief Financial Officer
(Principal Accounting Officer)