Form 10QSB/A
period 2005-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2007-01-24
CIK 1094320

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-QSB for the Quarterly period ended June 30, 2005, as filed by the Company on August 15, 2005, is being filed solely to correct the following items:

1. Item 1: Note 5: Page 8


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

         During the quarter ending June 30, 2005, an officer of the Company exercised options covering 55,629 shares of the Company's common stock, granted under the stock option plan, in a cashless exercise by delivering to the Company options exercisable at $1.138 per share covering 200,000 shares of the Company's common stock. The Company recorded compensation expense of $32,400 related to this transaction.

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


Date:  January 24, 2007                 EMPIRE FINANCIAL HOLDING COMPANY


                                        /s/ Donald A. Wojnowski Jr.
                                        ---------------------------
                                        Donald A. Wojnowski Jr.
                                        President/CEO
                                        (Principal Executive Officer)


                                        /s/ James M. Matthew
                                        --------------------
                                        James M. Matthew
                                        Chief Financial Officer
                                        (Principal Accounting Officer)