Form 10KSB/A
period 2005-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2007-01-24
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [_]  No [X - Not applicable]

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

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

This Amendment No. 3 to the Company's Form 10-KSB for the year ended December 31, 2005, as originally filed on March 20, 2006, and subsequently amended as filed on May 2, 2006 and amended again as filed on August 18, 2006, is being filed solely to correct the following items:

1.  Front of Registration Statement
2.  Item 5: Page 18
3.  Item 6: Off-Balance Sheet Arrangements: Page 30
4.  Item 9: Page 33
5.  Item 10: Executive Compensation
6.  Item 12: Certain Relationships and Related Transactions
7.  Exhibits 31.1 and 31.2
8.  Item 7: F-3: Report of Independent Registered Public Accounting Firm
9.  Item 7: F-11: EQUITY MARKET-MAKING TRADING REVENUES, NET
10. Item 7: F-6: Consolidated Statements of Cash Flows
11. Item 7: F-16: Note 3: Change of Control
12. Item 7: F-17: Note 5: Notes Receivable
13. Item 7: F-24: Note 13: Income Taxes
14. Item 7: F-12: Note 2
15. Item 7: F-5: Consolidated Statement of Operations
16. Item 7: F-20: Note 10: Equity

                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1  Description of Business ...................................   4

         Item 2  Description of Property ...................................  16

         Item 3  Legal Proceedings .........................................  17

         Item 4  Submission of Matters to a Vote of Security Holders .......  17

PART II

         Item 5  Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuers Purchases of Equity Securities......  18

         Item 6  Management's Discussion and Analysis or Plan of Operation..  21

         Item 7  Financial Statements ......................................  32

         Item 8  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  32

         Item 8A Controls and Procedures....................................  32

         Item 8B Other Information..........................................  32

Part III

         Item 9  Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act.  33

         Item 10 Executive Compensation.....................................  35

         Item 11 Security Ownership of Certain Beneficial Owners and
                 Management ................................................  38

         Item 12 Certain Relationships and Related Transactions.............  39

         Item 13 Exhibits...................................................  41

         Item 14 Principal Accountant Fees and Services.....................  44

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
                        ==============   ================

STOCK TRANSACTIONS

         For the year ended December 31, 2005, we reported various sales of unregistered securities in connection with the change of control of the Company in our Forms 8-K filed on March 10, 2005 and July 1, 2005 and in our report on Form 10-QSB for the three months ended March 31, 2005, filed on May 20, 2005. These previously reported transactions were made to a limited number of accredited and/or financially sophisticated investors who took for investment without a view to distribution.

         Unrelated to the change of control of our Company, we also reported various sales of unregistered securities in our reports on Form 10-QSB for the three months ended March 31, 2005, filed on May 20, 2005 and for the three months ended June 30, 2005, filed on August 15, 2005, and in our current report on Form 8-K filed on May 26, 2005. These previously reported transactions were also made to a limited number of accredited and/or financially sophisticated investors who took for investment without a view to distribution.

         On June 2, 2005 we sold to an accredited institution and an accredited individual investor 150,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares of common stock at $2.00 for a cash payment of $150,000. On June 9, 2005, we sold to an accredited individual 100,000 shares of common stock at $1.00 per share and warrants to purchase 100,000 shares of our common stock at $2.00 per share, for a cash payment of $100,000. On June 30, 2005 we cancelled 200,000 shares of our common stock previously issued to an accredited institution and an accredited individual investor, and issued in replacement warrants to purchase 50,000 shares of our common stock at $1.65 per share as a result of cancellation of an agreement previously executed in 2004 with the accredited entity.

         On July 1, 2005 we sold to an accredited institution and an accredited individual investor 151,515 shares of common stock at $1.65 for $250,000.

         Pursuant to agreements dated between November 30, 2005 and January 18, 2006, as previously reported and disclosed in detail in our Form 8-K filed on January 24, 2006, we sold a total of 228,835 shares of common stock, 143, 024 warrants to purchase common stock at $4.56 per share, and 30-day option assignments from a third party to purchase a total of 143,024 shares of common stock at $1.25 per share, as well as 13,333 shares of Series E Preferred Stock, to a total of eight accredited investors.

         The shares issued or to be issued in each of the above transactions were sold or will be sold to a limited number of accredited and/or financially sophisticated investors who took for investment and without a view towards distribution. All of the shares of common stock and the other underlying securities were imprinted with an appropriate Securities Act legend and all shares of common stock with may be issued on the exercise of options or warrants or the conversion of preferred stock will bear such legend. The issuance of all the shares was, or on issuance will be, exempt from registration under the Securities Act pursuant to the exemptions provided by Sections 4(2) and 4(6) of the Act and Regulation D there under.

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

                              Payment due by period
                              ---------------------
                                       Less than                       More than
Contractual Obligations        Total     1 year   1-3 years  3-5 years  5 years
-----------------------        -----     ------   ---------  ---------  -------
Long-term debt obligations   $904,167   $904,167      -          -          -
Capital lease obligations        -          -         -          -          -
Operating lease obligations  $660,660   $207,506  $428,712    $24,442       -

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Executive Compensation

         The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2005, 2004, and 2003 by (i) Empire's Chief Executive Officer, (ii) Empire's Chairman of the Board of Directors and (iii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2005 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000. There are no other executive officers of Empire whose compensation exceeded $100,000. The individuals falling within categories (i),
(ii) and (iii) are collectively referred to as the "Named Executives". We did not offer stock appreciation rights or make any long-term incentive plan payouts during these three fiscal years.

                                   SUMMARY COMPENSATION TABLE
                                            Annual Compensation          Long Term Compensation
                                     ---------------------------------   -----------------------
                                                                         Restricted   Securities
    Name and Principal                                    Other Annual     Stock      Underlying
         Position             Year    Salary     Bonus    Compensation     Awards      Options
---------------------------   ----   --------   -------   ------------   ----------   ----------
Donald A. Wojnowski Jr. (1)   2005   $250,000   $47,006     $     --           --       300,000
President and Chief           2004    150,000        --       82,181           --            --
Executive Officer             2003    150,000        --      312,471           --       125,000

Steven M. Rabinovici (2)      2005    $50,000    $4,991      $20,000           --            --
                              2004         --        --           --           --            --
                              2003         --        --           --           --            --

Rodger E. Rees (3)            2005   $180,000   $37,136           --           --            --
Chief Financial Officer       2004    135,000     5,445           --           --            --
and Secretary                 2003    135,000    14,665           --       20,000        30,000

_________

(1) Mr. Wojnowski served as Vice President of Business Development from September 1999 through February 2004 and was elected as President in June 2004 and elected Chief Executive Officer in July 2005. Other annual compensation for Mr. Wojnowski consists of brokerage commissions.

(2) Mr. Rabinovici was elected Director of Empire pursuant to the stock purchase agreement of March 8, 2005 (see "Change of Control" above) and took office as Director on May 23, 2005. He was elected Chairman of the Board in July, 2005 and in that position acts in a similar capacity to Empire's Chief Executive Officer.

(3) Mr. Rees was elected as Chief Financial Officer and Secretary in May 2005. During 2004 and 2003, Mr. Rees served as Chief Operating Officer and Director of Independent Broker/dealer Services, respectively.

The following table sets forth all stock option activity for the above Executive Officers of the Company for the year ended December 31, 2005.

                              STOCK OPTIONS TABLES
                             OPTIONS GRANTED IN 2005

                                              Percent
                                              of Total
                                   Number     Options      Exercise
                                  of Option   Granted to    Price
   Name and Principal              Shares     Employees      Per      Expiration
        Position           Year    Granted      in 2005     Share        Date
-----------------------    ----   ---------   ----------   --------   ----------

Donald A. Wojnowski Jr.    2005    300,000        24.1%      $2.00     6-1-2015
President and Chief
Executive Officer

Steven M. Rabinovici       2005    200,000        16.1%      $2.00     6-1-2015

Rodger E. Rees             2005          0            0          0
Chief Financial Officer
and Secretary

                              STOCK OPTIONS TABLES
    OPTIONS EXERCISED AND VALUE OF IN-THE MONEY OPTIONS AT DECEMBER 31, 2005

                                                                             Value of
                                    Shares                   Number of      Unexercised
  Name and Principal              Acquired on     Value     Unexercised    In-The-Money
       Position            Year     Exercise    Realized   Option Shares   Option Shares
-----------------------    ----   -----------   --------   -------------   -------------
Donald A. Wojnowski Jr.    2005             0          0      425,000         $637,500
President and Chief
Executive Officer

Steven M. Rabinovici       2005             0          0      200,000         $300,000

Rodger E. Rees             2005             0          0      280,000         $446,400
Chief Financial Officer
and Secretary

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The following is a discussion of certain relationships and related transactions for the years ended December 31, 2005 and 2004. In the opinion of management, the terms of these transactions were as fair to the Company as could have been made with unrelated parties.

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

      o The Company sold (a) 7,000 shares of Series B Convertible Preferred Stock and (b) options to acquire 1,666,666 shares of common stock at an exercise price of $.60 per share, in exchange for $500,000 of cash and cancellation of a $200,000 note previously made by us which note was held by EFH Partners, LLC. According to its Certificate of Designation, the Series B Convertible Preferred Stock has a stated value of $100 per share, and is entitled to cumulative dividends, pari passu with the Company's Series C Convertible Preferred Stock, at an annual rate per share of 3% of the stated value. It ranks prior to our Common Stock and has a conversion price of $0.60 per share, adjustable for stock splits, dividends, capital reorganizations, mergers or sale of substantially all of the company's assets. It is convertible at any time at the option of the holder to such number of shares of common stock as shall be determined by dividing the stated value by the current conversion price;

      o A trust established and administered by a former officer of ours sold to EFH Partners, LLC 500,000 shares and options to purchase from him an additional 1,050,000 shares of the Company's common stock. The options expire on various dates from 24 to 42 months after May 20, 2005, and have exercise prices ranging from $1.25 to $2.25 per share

         Pursuant to the terms of the certain stock purchase agreement, dated March 8, 2005, between the Company and Kevin M. Gagne and a trust controlled by Mr. Gagne (collectively, "Gagne"), on May 20, 2005 Gagne exchanged (a) 10,000 shares of the Company's Series A Convertible Preferred Stock owned by Gagne, (b) certain outstanding debt owed to Gagne by the Company in the approximate amount of $240,000 and (c) the Company's remaining severance obligations owed to Gagne, all for the Company issuing to Gagne 7,062 shares of Series C Convertible Preferred Stock with a stated value of $706,200 and agreeing to pay to Gagne $150,000, as provided in the stock purchase agreement. The Series C Convertible Preferred Stock is convertible into shares of Company common stock at $2.00 per share. The Company also repaid on May 20, 2005 a note owed to Gagne by the Company in the principal amount of $100,000.

         Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock, the Series A Convertible Preferred Stock had liquidation preference of $30.00 per share and was entitled to cumulative dividends at an annual rate per share of 9% of the liquidation preference. It ranked prior to our Common Stock and has a conversion price of $2.00 per share, adjustable for stock splits, dividends, capital reorganizations, mergers or sale of substantially all of the company's assets. It was convertible at any time at the option of the holder to such number of shares of common stock as shall be determined by dividing the issue price by the current conversion price. According to its Certificate of Designation, the Series C Convertible Preferred Stock has a stated value of $100 per share, and is entitled to cumulative dividends, pari passu with the Company's Series B Convertible Preferred Stock, at an annual rate per share of 7 1/2% of the stated value. It ranks prior to our Common Stock and has a conversion price of $2.00 per share, adjustable for stock splits, dividends, capital reorganizations, mergers or sale of substantially all of the company's assets. It is convertible at any time at the option of the holder to such number of shares of common stock as shall be determined by dividing the stated value by the current conversion price.

      o On June 29, 2005, EFH Partners, LLC exercised options granted in conjunction with the sale of our Series B preferred stock for $750,000 in cash and cancellation of $250,000 of indebtedness.

OTHER RELATED PARTY TRANSACTIONS

         On December 9, 2005, the Company sold to Steven M. Horowitz, one of two managing members of EFH Partners, LLC, 10,000 shares of the Company's Series E Preferred Stock valued at $75.00 per share in exchange for listed common stock valued at $783,750 at the time of the exchange, and convertible at the time of issuance to 213,675 shares of common stock.

         We also executed the following two related party transactions:

      o Issued 13,635 shares of our common stock to a member of our board of directors in exchange for $34,089 worth of convertible notes payable;

      o Issued 15,200 shares of common stock to a former officer and major shareholder of the Company in exchange for $38,000 worth of convertible notes payable.

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


                                       EMPIRE FINANCIAL HOLDING COMPANY


Dated    January 24, 2007              By: /s/ Donald A. Wojnowski Jr.
                                       -------------------------------
                                       Donald A. Wojnowski Jr., President
                                       (Principal Executive Officer)


Dated    January 24, 2007              By: /s/ James M. Matthew
                                       -----------------------
                                       James M. Matthew, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                    Title                             Date

/s/ Donald A. Wojnowski Jr.   President and Director,           January 24, 2007
---------------------------   (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ James M. Matthew          Chief Financial Officer,          January 24, 2007
--------------------          (Principal Financial Officer and
James M. Matthew              Principal Accounting Officer)

/s/ John Rudy                 Director                          January 24, 2007
-------------
John Rudy

/s/ Bradley L. Gordon         Director                          January 24, 2007
---------------------
Bradley L. Gordon

/s/ Steven M. Rabinovici      Director                          January 24, 2007
------------------------
Steven M. Rabinovici

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had substantial losses from operations during 2004 and 2003, and had a stockholders' deficit of $1,897,607 as of December 31, 2004. Also, the Company is subject to pending federal and state investigations relating to the Company's involvement in trading in mutual fund shares by its customers. These matters raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                           December 31, 2005

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                             2005             2004
                                                                         -------------   -------------
Revenues
  Commissions and fees ................................................  $ 16,374,914    $ 16,154,705
  Equity market making trading revenues, net ..........................     5,451,815       5,063,633
  Investment banking income ...........................................       266,410               -
  Other ...............................................................       392,593         207,445
                                                                         ------------    ------------

                                                                           22,485,731      21,425,783
                                                                         ============    ============

Expenses
  Employee compensation and benefits ..................................     4,789,976       4,667,564
  Clearing and execution costs ........................................    15,070,113      14,505,969
  General and administrative ..........................................     2,287,449       3,438,657
  Communications and data processing ..................................       225,844         454,965
                                                                         ------------    ------------

                                                                           22,373,382      23,067,155
                                                                         ------------    ------------

Income from operations ................................................       112,349      (1,641,372)
                                                                         ------------    ------------

Other income (expenses)
  Income from sale of customer list ...................................       452,000               -
  Interest income .....................................................       210,386         170,327
  Provision for SEC settlement ........................................      (275,000)              -
  Interest expense ....................................................      (154,254)       (100,525)
                                                                         ------------    ------------

                                                                              233,132          69,802
                                                                         ------------    ------------

Income before income taxes ............................................       345,481      (1,571,570)
Income tax benefit ....................................................     2,117,000               -
                                                                         ------------    ------------
Net income ............................................................     2,462,481      (1,571,570)

Accrued preferred stock dividends .....................................      (167,512)        (28,125)
                                                                         ------------    ------------

Net income (loss) applicable to common shareholders ...................  $  2,294,969    $ (1,599,695)
                                                                         ============    ============

Basic and diluted earnings per share applicable to common stockholders:

  Earnings (loss) per share-basic and diluted .........................  $       0.44    $      (0.50)
                                                                         ============    ============
  Earnings (loss) per share diluted ...................................  $       0.38    $      (0.50)
                                                                         ============    ============

Weighted average shares outstanding:
  Basic ...............................................................     5,160,133       3,221,753
                                                                         ============    ============
  Diluted .............................................................     6,084,538       3,221,753
                                                                         ============    ============

                   See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                              2005            2004
                                                                         -------------   -------------
Cash flows from operating activities
  Net income (loss) ..................................................    $ 2,462,481     $(1,571,570)

  Adjustments to reconcile net income (loss) to net cash
   provided from operating activities
    Depreciation and amortization ....................................         77,443          30,061
    Amortization of customer lists ...................................              -         145,393
    Amortization of deferred compensation ............................         63,683          70,145
    Provision for income tax benefits ................................     (2,117,000)              -
    Proceeds from of sale of online trading discount business ........       (452,000)              -
    Reversal of non-cash charge for stock ............................       (240,000)              -
    Unrealized loss on securities ....................................        460,543               -
    Non-cash compensation expense ....................................         88,480         305,001
  (Increase) decrease in operating assets:
    Commissions and other receivables from clearing organizations ....      1,597,305      (1,511,842)
    Deposits at clearing organizations ...............................       (768,916)       (100,304)
    Trading account securities, net ..................................     (1,135,894)        789,832
    Prepaid expenses and other assets ................................       (294,488)         81,019
    Cash in escrow ...................................................       (350,000)              -
  Increase (decrease) in operating liabilities:
    Accrued expenses and other liabilities ...........................       (669,833)      1,075,605
                                                                          -----------     -----------

      Total adjustments ..............................................     (3,740,677)        884,910
                                                                          -----------     -----------

      Cash used by operating activities ..............................     (1,278,196)       (686,660)

Cash flows from investing activities
  Purchases of furniture and equipment ...............................       (162,179)       (151,256)
  Issuances of notes receivable ......................................     (1,806,701)              -
  Proceeds from sale of customer list ................................        452,000               -
  Payments on notes receivable .......................................         15,133               -
                                                                          -----------     -----------

    Total cash used by investing activities ..........................     (1,501,747)       (151,256)
                                                                          -----------     -----------

Cash flows from financing activities
  Payments on notes payable ..........................................     (1,721,528)       (177,778)
  Proceeds from issuance of notes payable ............................      1,825,000         372,089
  Proceeds from line of credit .......................................        350,000               -
  Proceeds from sale of securities ...................................      2,350,000          25,000
  Proceeds from sale of warrants .....................................              -         125,000
  Proceeds from sale of options ......................................        750,000               -
  Fees paid for sale of stock ........................................       (342,609)              -
  Stock subscriptions receivable .....................................         50,000               -
  Cash overdraft .....................................................       (144,202)        144,202
                                                                          -----------     -----------

    Total cash provided by financing activities ......................      3,116,661         488,513
                                                                          -----------     -----------


  Net increase (decrease) in cash and cash equivalents ...............        336,719        (349,403)

  Cash and cash equivalents at beginning of period ...................         43,880         393,283
                                                                          -----------     -----------

  Cash and cash equivalents at end of period .........................    $   380,599     $    43,880
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

EQUITY MARKET-MAKING TRADING REVENUES, NET - Consist of net realized and net unrealized gains and losses on securities traded for the Company's own account. Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis. Equity market-making trading revenues consisted of the following for the years ended December 31, 2005 and 2004.

                                                       Year ended December 31,
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------
Net realized gains and losses ..................    $ 5,839,152     $ 5,341,189
Unrealized gains ...............................        347,871          74,290
Unrealized losses ..............................       (735,208)       (351,846)
                                                    -----------     -----------
Equity market making trading revenues, net .....    $ 5,451,815     $ 5,063,633
                                                    ===========     ===========

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

         Prior to 2004, the Company used a volume weighted average price to determine the fair value of the Company's stock on the option grant date. Beginning in 2004 and thereafter, the Company has used end of day trading prices on the option grant date to determine the fair value of the Company's stock.

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

         Due to the above transaction, the Purchaser has gained control of the Company from the former officer. No prior relationship existed between the Purchaser and the Company or its management.

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

New York and Boca Raton notes:

         These notes carry a 10% interest rate and are due on demand from employees. We plan to collect these Notes in 2007. We evaluated the collectibility of these employee notes by comparing the balance of each note to the respective employee's historical earnings and ability to repay the loans.

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

Transactions which included both common stock and warrants in the same transaction are set forth below.

      o The Company cancelled 200,000 shares of common stock and issued warrants to purchase 50,000 shares of our common stock, at $1.65 per share, as a result of cancellation of an agreement previously executed in 2004. The cancellation of the 200,000 shares of common stock was recorded as a $2,000 debit to common stock and a $56,409 debit to paid-in capital for the stock, and a credit to paid-in capital. The 50,000 warrants were valued at $58,409, which is the computed value of the 50,000 warrants using the Black-Scholes method.

         The transaction was with an unrelated third party. The date of the transaction was June 30, 2005. The trading price of the Company's common stock on the date of the transaction was $1.65 per share.

      o Sold 100,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares at $2.00 for $100,000; sold 150,000 shares of common stock at $1.00 per share and warrants to purchase 60,000 shares at $1.50 per share for $150,000; and sold 151,515 shares of common stock at $1.65 for $250,000.

         The warrants for the first transaction were valued at $78,902 using the Black-Scholes method. The transaction was recorded by crediting paid in capital for the $78,902 value of the warrants, crediting common stock for its $1,000 par was value, and crediting paid in capital for $20,098, to account for the $100,000 proceeds.

         The transaction was with an unrelated third party. The date of the transaction was May 20, 2005. The trading price of the Company's common stock on the date of the transaction was $1.25 per share.

      o The warrants for the second transaction were valued at $47,341 using the Black-Scholes method. The transaction was recorded by crediting paid in capital for the $47,341 value of the warrants, crediting common stock for its $1,500 par value, and crediting paid in capital for $101,159, to account for the $150,000 proceeds.

         The transaction was with a related third party. The date of the transaction was May 20, 2005. The trading price of the Company's common stock on the date of the transaction was $1.25 per share.

      o The warrants for the third transaction were valued at $192,117 using the Black-Scholes method. The transaction was recorded by and crediting paid in capital for the $192,117 value of the warrants, crediting common stock for its $2,500 par was value, and crediting paid in capital for $55,383, to account for the $250,000 proceeds.

         The transaction was with an unrelated third party. The date of the transaction was June 29, 2005. The trading price of the Company's common stock on the date of the transaction was $1.46 per share.

      o Sold 20,000 shares of common stock at $2.50 per share, five year warrants to purchase 12,500 shares of our common stock at $3.73 and a thirty day option assignment from a stockholder to purchase 12,500 shares of stock at $1.25 per share from a former officer for $50,000.

         The transaction was with an unrelated third party. The date of the transaction was November 30, 2005. The trading price of the Company's common stock on the date of the transaction was $3.11 per share.

      o The warrants for this transaction were valued at $26,694 and the third-party options were valued at $12,498. Both were valued using the Black-Scholes method and those amounts were credited to paid in capital. Common stock was credited for its $200 par value, and paid in capital was credited for $10,608, to account for the $50,000 proceeds.

      o Sold 100,000 shares of common stock, five year warrants to purchase 62,500 shares of our common stock at $3.73 and a thirty day option assignment to purchase 62,500 shares of stock at $1.25 per share for $250,000.

         The transaction was with a related third party. The date of the transaction was November 30, 2005. The trading price of the Company's common stock on the date of the transaction was $3.11 per share.

      o The warrants for this transaction were valued at $133,469 and the third-party options were valued at $62,498. Both were valued using the Black-Scholes method and those amounts were credited to paid in capital. Common stock was credited for its $1,000 par value, and paid in capital was credited for $53,033, to account for the $250,000 proceeds.

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
                                               ==========   ==========

The Company has net operating loss carryforwards for federal tax purposes of approximately $3,889,000 which expire in years 2022 through 2024. The amount deductible per year is limited to approximately $630,000 under current tax regulations. The intangibles being amortized are Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been are fully amortized or written off due to impairment as required under SFAS 142.

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