Form 10QSB/A
period 2006-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2007-01-24
CIK 1094320

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-QSB for the Quarterly period ended June 30, 2006, as filed by the Company on August 14, 2006, is being filed solely to correct the following items:

   1. Item 1: Consolidated Statement of Financial Condition
   2. Item 1: Note 4: Secured Demand Notes Receivable
   3. Item 1: Note 2: Stock Based Compensation
   4. Item 1: Note 3: Notes Receivable


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
                                                                   ------------

Commitments and Contingencies

Stockholders' equity:

Convertible preferred stock, series B, C, D, E and F, $.01
  par value 1,000,000 shares authorized 890,426 issued and
  outstanding ...................................................  $      8,904
Common stock, $.01 par value
  100,000,000 shares authorized
  6,889,005 shares issued and outstanding .......................        68,890
Additional paid-in capital ......................................    13,582,503
Accumulated deficit .............................................    (5,321,141)
                                                                   ------------

  Total stockholders' equity ....................................  $  8,339,156
                                                                   ------------

  Total liabilities and stockholders' equity ....................  $ 14,940,144
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

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the three and six months ending June 30, 2006 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

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

4. SECURED DEMAND NOTES RECEIVABLE

         The Company has secured demand notes receivable totaling $1,348,357 due from two of its employees to recover trading losses incurred by them in the same amount for the three and six months ended June 30, 2006. These notes are due on demand and are secured by marketable securities pledged by the two individuals as collateral for the notes (see notes 12 and 13). The recovered trading losses are included in trading income for the three and six months ended June 30, 2006. The recovered trading losses related primarily to short sales of stock and were comprised of realized losses totaling $1,089,733 and unrealized losses of $258,624.

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: January 24, 2007
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: January 24, 2007
------------------
James M. Matthew
Chief Financial Officer
(Principal Accounting Officer)