Form 10QSB/A
period 2006-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2007-01-24
CIK 1094320

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-QSB for the Quarterly period ended September 30, 2006, as filed by the Company on November 13, 2006, is being filed solely to correct the following items:

      1. Item 1: Note 2: Stock Based Compensation


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

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the three and six months ending September 30, 2006 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: January 24, 2007
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: January 24, 2007
--------------------
James M. Matthew
Chief Financial Officer
(Principal Accounting Officer)