Form 10KSB
period 2006-12-31
EMPIRE FINANCIAL HOLDING CO
filed 2007-03-30
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                            2170 West State Road 434
                       Suite 100, Longwood, Florida 32779
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                      None

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

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

         The Issuer's revenues for its fiscal year ended December 31, 2006:
$35,642,045.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 26, 2007 computed by reference to the closing price of Issuer's common stock reported on the American Stock Exchange on such date was $13,188,826.

         The number of shares of outstanding Issuer's Common Stock, $.01 par value per share, as of March 26, 2007 was 10,395,984.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1  Description of Business ...................................   4

         Item 2  Description of Property ...................................  18

         Item 3  Legal Proceedings .........................................  20

         Item 4  Submission of Matters to a Vote of Security Holders .......  21

PART II

         Item 5  Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuer Purchases of Equity Securities ......  21

         Item 6  Management's Discussion and Analysis or Plan of Operation..  24

         Item 7  Financial Statements ......................................  35

         Item 8  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  36

         Item 8A Controls and Procedures....................................  36

         Item 8B Other Information..........................................  36

Part III

         Item 9  Directors, Executive Officers, Promoters, Control
                 Persons and Corporate Governance; Compliance With
                 Section 16(a) of the Exchange Act. ........................  37

         Item 10 Executive Compensation.....................................  39

         Item 11 Security Ownership of Certain Beneficial Owners,
                 Management and Related Stockholder Matters ................  43

         Item 12 Certain Relationships, Related Transactions and Director
                 Independence ..............................................  45

         Item 13 Exhibits...................................................  48

         Item 14 Principal Accountant Fees and Services.....................  51

         This Annual Report on Form 10-KSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this 10-KSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company ("EFH" or the "Company") and our wholly-owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("Jesup").

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

GROWTH STRATEGY

         Our current growth strategy is a combination of growth by acquisition and internal growth of our existing and acquired businesses. We plan to build a mix of financial services and products that provide a varied and continuing revenue stream, not solely dependent on market conditions, to build stable profitability. As examples, we intend to build our institutional sales and research businesses, which were acquired through the acquisition of Jesup & Lamont Securities Corporation (Jesup). We also intend to focus on building our differentiating and already strong international trading business.

         On November 16, 2006, as of October 31, 2006, we acquired all of the outstanding shares of Jesup, a registered broker dealer, from its parent Jesup & Lamont Holding Corporation and three private investors. There were no material relationships, other than in respect of the acquisition transaction, between EFH and Jesup or between that entity and any director or officer or any associate of any such director or officer of EFH. As of March 23, 2007, we have not received the final approved Membership Agreement from the NASD.

         We paid a total of (i) $1,464,539 in cash, (ii) 1,650,154 shares of common stock with a fair value of $5.9 million, (iii) common stock options with three year vesting, ten year terms, and exercise prices from $4.31 - $4.67 per share convertible into 1,342,000 shares of common stock, approximating a fair value of $3.1 million, (iv) a $2.5 million Note, bearing interest at 4% per annum, due in five years as to both principal and interest, discounted by $479,362 for a fair value rate of interest, (v) an account payable of $600,000,
(vi) a stock grant of 200,000 shares of common stock, approximating a fair value of $632,000, and (vii) commissions and financing expenses of $678,000. The total purchase price was $14.5 million.

         The acquisition of Jesup increased our consolidated revenues on an annualized basis by approximately 70%. We are actively pursuing other acquisition opportunities and plan to complete at least one additional acquisition in 2007. We will continue to build our already strong infrastructure in advance of any acquisition in order to process the added business.

         As part of our internal growth plan to add incremental revenue to our existing and acquired businesses, we will continue to recruit entrepreneurial financial advisors with established customer bases who generate substantial income and who desire independence in conducting their business. These financial advisors are comprised of both independent contractors and employees. For independent contractors, we offer flexibility in selecting investment products best suited to their customers' investment objectives, and supervision over branch office operations as required for regulatory compliance. In return, the financial advisors pay the capital costs and most operating expenses associated with their branch offices. Independent ownership and operation of branch offices enables us to expand that business with relatively minimal capital outlay and without a proportionate increase in either capital costs or operating expenses. Many of these same advantages assist in attracting employee brokers to our businesses.

         We have invested in back office and field operations systems along with an integrated accounting system to enhance our ability to grow and provide our independent and employee financial advisor base and their clients with up-to-date on-line information management. These systems provide our back office support personnel with the tools to greatly increase our productivity without significantly increasing personnel and other service costs. This will allow us to service a significantly larger volume of business through a greater number of financial advisors.

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

BROKERAGE SERVICES

         FULL SERVICE RETAIL BROKERAGE SERVICES

         We provide full service brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. Trained registered representatives execute buy and sell orders for customers for stocks, bonds, traded options, commodities, and financial derivatives and, where requested, provide account management, advisory information and oversight services. Our customers also receive back office support, client statements and reports, branch office regulatory compliance support and advisory services. Approximately 57% of our 2006 revenues and approximately 73% of our 2005 revenues were derived from commissions and fees generated in connection with our retail financial brokerage services.

         Empire Financial Group, Inc. ("EFG"), a wholly owned subsidiary, has full service offices in Longwood and Boca Raton, Florida, San Francisco, New York City and New Jersey. Jessup's primary office is in New York City. Jesup also has branch offices in Stamford, Connecticut, Boston and Worcester, Massachusetts, Metro-Park, New Jersey, Wilmington, Delaware, and Boca Raton, Florida. As of December 31, 2006, we had a combined total of 155 employee registered representatives.

         SUPPORT SERVICES FOR INDEPENDENT BROKER NETWORK

         We also provide back office and administrative functions for a nationwide network of independent registered representatives, who process securities transactions through us. As of December 31, 2006 approximately 140 independent registered representatives in 34 independently owned offices, were being supported through our capital management division. The services provided include order execution, client statements and reports, branch office regulatory compliance support and advisory services, for which we receive a transaction fee, reimbursement of licensing and insurance costs and a participation in their revenues. They also utilize our execution, market making and web-based services to provide access to investments to their client base. These representatives provide their own offices and typically pay all of their office overhead and marketing expenses.

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

         We offer a comprehensive line of brokerage services to our employee and independent representatives, including:

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

         During October of 2005, we entered into an agreement with a licensed registered representative to open an independent office in Uniondale, New York (Long Island Office or OSJ). The agreement obligated us to provide a line of credit to finance the office equipment and furniture, start-up costs of the office and leasehold improvements. The agreement also provided a series of payments to brokers as an incentive to bring their established clients to us.

         In March 2007, we acquired the Long Island office. We paid (i) approximately $4.2 million in notes owed to EFH by the "OSJ", and (ii) approximately $300,000 in cash and future compensation, for 100% of the OSJ's assets and operations. Approximately $170,000 of the future compensation is to be held in escrow pending the resolution of contingent claims against the OSJ. The total purchase price was $4.5 million.

MARKET MAKING AND ORDER EXECUTION SERVICES

         We provide market making and execution services for affiliated and unaffiliated broker dealers and institutions. Our systems allow us to receive orders telephonically or electronically. Our services consist of filling orders received from independent broker dealers to buy securities or sell securities in domestic or foreign securities. As a market maker, we offer to buy shares from, or sell shares to, broker dealers. We display the prices at which we are willing to buy and sell these securities and adjust our prices in response to market conditions. We sometimes commit our own capital and typically derive revenue from the difference between the prices at which we buy and sell shares. We generally receive a fee or commission for providing institutional execution services. Our trading revenues are dependent on our ability to take advantage of daily stock price fluctuations and institutional order flow. Thus, we must be able to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to increase our revenues and manage risk better. We utilize state of the art industry standard execution and compliance systems to manage our risk and seamlessly process and settle transactions with unaffiliated broker dealers. We maintain strict inventory management procedures and seek to reduce our exposure from market volatility.

         Approximately 33% and 24% of our revenues for the years ended December 31, 2006 and 2005, respectively, were derived from these services.

INVESTMENT BANKING SERVICES

         Our investment banking clients are primarily served from our offices in New York City and San Francisco. These offices provide services to small and medium sized companies that seek capital to expand their businesses and further implement their business plans. There are numerous companies that are too small to obtain services from the larger investment banks. We have employed personnel who have had substantial experience with larger firms who initiate, negotiate and place much needed capital to these companies from institutions and retail sources.

         Our New York and New Jersey offices engage in institutional trading utilizing experienced securities licensed professionals who both support our investment banking operations and provide institutional clients with trading and execution services.

         Our investment banking through Jesup is also actively involved in underwritings of blank check companies known as Specified Purpose Acquisition Companies (SPACs). These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business "public." In recent years, there has been a surge of activity in this segment of the market, as it provides an opportunity for smaller, privately held companies to become public by being acquired by SPACs in lieu of going through the rigorous initial public offering process.

         Approximately 10% and 3% of our revenues for the years ended December 31, 2006 and 2005, respectively, were derived from investment banking services.

INVESTMENT ADVISORY SERVICES

         We offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through wholly owned subsidiaries, Empire Investment Advisors, Inc. (EIA) and Jesup. These services are delivered through a platform that uses a variety of independent third party providers. We believe these services enable us to establish more comprehensive relationships with our customers. The investment advisory services we provide include:

         o investment portfolio planning with recommendations on asset allocations based on customers risk tolerances and long term needs;

         o recommendations and separate account manager and mutual fund research and due diligence;

         o  portfolio performance review and reallocation;

         o  all inclusive wrap accounts for registered investment advisors.

         These services are provided for an all-inclusive fee based on assets under management. As of December 31, 2006, the average fee being charged was approximately 140 basis points per annum of the value of our customer's managed assets. EIA and Jesup are registered as investment advisors in all 50 states under the Investment Company Act of 1940.

         Our investment advisory services provide a competitive advantage to our capital management division. The independent registered representatives and our own employee representatives can offer the product and services of EIA and Jesup to their retail clients upon affiliating with EIA and Jesup allowing them to compete with bank and trust companies in offering investment advisory services to high net worth clients.

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

         o PORTFOLIO TRACKING AND RECORDS MANAGEMENT. Customers have online access to a listing of all their portfolio assets held with us, cost basis (if purchased through us), current price and current market value. The system offers the ability to transfer data to popular software programs such as Microsoft Money and Quicken to allow our customers to calculate unrealized profits and losses for each asset held in addition to the many other features these programs may offer. Online account holders may elect to receive electronic confirmations and detailed monthly statements. All clients receive printed confirmations and statement unless they elect electronic. Our clearing firms provide for the transmittal of proxy, annual report and tender offer materials to our customers.

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

         We utilize third party technology vendors, employees, and local consultants to support our technology efforts. We continually evaluate our systems. We will either outsource software or technology development or use third party packages when we deem it more cost effective than building the technology.

GOVERNMENT REGULATION

         BROKER DEALER REGULATION

         The securities industry is subject to extensive regulation under federal and state law. The Securities and Exchange Commission ("SEC") is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our subsidiaries, EFG and Jesup, are broker dealers registered with the Securities and Exchange Commission (SEC). Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the National Association of Securities Dealers ("NASD"). Securities professionals associated with a broker-dealer also are subject to registration and supervision by the NASD. The NASD has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

         We are also subject to regulation under state law. EFG and Jesup are registered as broker dealers in all 50 states and in Puerto Rico. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker dealers that exceed those imposed under federal law. This amendment, however, does not preclude the states from imposing registration requirements on broker dealers that operate within their jurisdiction, from sanctioning these broker dealers for engaging in misconduct or from supervising associated persons that operate within a state.

         NET CAPITAL REQUIREMENTS AND LIQUIDITY

         As registered broker dealers and members of the NASD, EFG and Jesup are subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of a broker dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively security positions. Among these deductions are adjustments which reflect the possibility of a decline in the market value of securities prior to disposition.

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

         EFG and Jesup are members of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

         INVESTMENT COMPANY ACT

         Our subsidiaries, EIA and Jesup are registered with the SEC as investment advisors under the Investment Company Act of 1940. Registration by the SEC does not represent an endorsement of EIA or Jesup by the SEC. EIA and Jesup must comply with rules that govern the way they conducts their business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As investment advisors, EIA and Jesup are fiduciaries for their clients, and must act with loyalty and care in the performance of their duties.

         ADDITIONAL REGULATIONS

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

EMPLOYEES

         As of December 31, 2006, we had 153 full-time employees of which 80 were registered representatives, 6 were in management, 36 provided operation and client support for our retail and order execution services, 6 provided accounting services, 4 provided information technology services, and 21 provided order execution and market making services to our correspondents and retail client base. We also supported a network of 34 independently owned offices or OSJ's with a total of 140 independent contractors. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

RISK FACTORS

         FAILURE OF OUR SECURITIES BROKERAGE SUBSIDIARIES TO MAINTAIN REQUIRED MINIMUM NET CAPITAL MAY SUBJECT THEM TO FINES, PENALTIES AND OTHER SANCTIONS INCLUDING SUSPENSION OR EXPULSION AS BROKER DEALERS.

         Our securities brokerage subsidiaries, EFG and Jesup, are subject to SEC Uniform Net Capital Rule 15c3-l, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         On February 6, 2006, EFG received a letter from the National Association of Securities Dealers ("NASD") threatening disciplinary action for failure to maintain required net capital during the period from September 2003 to February 14, 2005 and alleging its violation of other NASD rules. The NASD calculated the range of net capital deficiencies during that period as between approximately $488,000 and $1.833 million.

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

         On August 11, 2006, EFG was notified by the NASD that the NASD considered secured notes receivable from employees totaling $1,348,357 as non allowable assets which would have placed EFG in a net capital violation. Before giving effect to the NASD position, EFG had determined that its net capital at June 30, 2006 was $885,923, which exceeded the minimum net capital requirement by $364,423 (an excess amount challenged by the NASD). Although the Company disagreed with the NASD position, as a result of the notification from the NASD, on August 11, 2006, the Company called the demand notes and ordered its clearing company to sweep the securities pledged as collateral for the notes from a segregated account and deposit the securities in the name of EFG in its general marketable securities account. EFG then reclassified the amounts previously recorded as secured demand notes receivable as marketable securities owned, at market value. Further, pursuant to a request by the NASD, the Company also filed a net capital deficiency notification under Exchange Act Rule 17a 11 with the SEC and NASD on August 11, 2006.

         At this time we cannot determine the nature or severity of any legal or other regulatory sanctions that might be imposed on EFG, certain of its current or former officers, or on certain of its employees in connection with the threatened NASD disciplinary action or the claimed failure to meet net capital requirements in 2005 and 2006, but any sanctions could include fines, penalties, disgorgement of profits, the issuance of cease and desist orders or suspension or expulsion as a broker dealer.

         Failure to maintain the required net capital may subject EFG and/or Jesup to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require EFG's and/or Jesup's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level.

         At December 31, 2006, EFG reported net capital of $1,451,217, which was $929,717 above the required net capital of $521,500. At December 31, 2006, Jesup reported net capital of $358,443, which was $258,443 above the required net capital of $100,000.

         FAILURE TO MAINTAIN AMERICAN STOCK EXCHANGE LISTING

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

         FAILURE TO SUCCESSFULLY TRANSITION THE LONG ISLAND OFFICE

         In March 2007, we acquired the independent office in Long Island. Due to the uncertainty of several factors such as the ability to retain the brokers, market conditions and regulatory factors, there is no assurance that the intangible assets to be recorded under purchase accounting will not be written down in the future as impaired assets.

         WE ARE AT COMPETITIVE DISADVANTAGES TO A NUMBER OF COMPANIES.

         Our competitors generally have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Our competitors also have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share. We cannot operate successfully, and may not be able to continue to operate, unless we overcome these competitive disadvantages.

         CONTROL OF OUR COMPANY BY A SINGLE SHAREHOLDER LIMITS THE POWER OF OTHER SHAREHOLDERS TO INFLUENCE DECISIONS.

         EFH Partners and its individual members beneficially own approximately 53% of our outstanding common stock. As a result of their stock ownership EFH Partners can elect all of our directors and approve or disapprove all matters requiring stockholder approval, such as selling substantially all of our assets, merging with another entity or changing our Certificate of Incorporation. EFH's controlling position effectively limits the voting power of other stockholders. Further, the Chairman of our Board of Directors is also co-managing director of EFH Partners further increasing EFH Partners' influence over our business and affairs. Further, EFH Partners acquired its controlling position in mid 2005 and it is too early for investors to analyze the effect of its position.

         THE OCCURRENCE OF LOSSES NOT REFLECTED ON OUR STATEMENT OF FINANCIAL CONDITION COULD REDUCE OUR OPERATING RESULTS AND IMPAIR OUR LIQUIDITY WITHOUT ADEQUATE PRIOR NOTICE TO INVESTORS.

         Retail customer transactions are cleared through the clearing broker on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing broker may charge the Company for any loss incurred in satisfying the customer's obligations. Additional credit risk occurs if the clearing brokers of affiliates do not fulfill their obligations. Though we regularly monitor the activity in our customer accounts for compliance with margin requirements, rapid change in market value or lack of liquidity for securities held in margin accounts could impose losses on us. In addition, we have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2006 at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2006. The occurrence of these off balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

         CONCENTRATIONS OF CREDIT RISK INCREASE THE RISK OF MATERIAL HARM FROM DEFAULTS.

         We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counter-party. Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $100,000. We have not experienced any previous losses due to this policy. The concentration of these credit risks increases the magnitude of the harm we would suffer in the event of default.

         POTENTIAL LOSSES OR SANCTION AS A RESULT OF EMPLOYEE MISCONDUCT

         Employee misconduct could result in regulatory sanctions and unanticipated costs to us. Because our business involves handling cash and marketable securities on behalf of our customers, employee misconduct could result in unknown and unmanaged risks or losses. Misconduct by employees could also include binding us to transactions that exceed authorized limits or present unacceptable risks or unauthorized or unsuccessful activities. If these losses are significant they could materially reduce our income and impair our liquidity.

         MARKET PRICE FLUCTUATIONS COULD RESULT IN LOST REVENUES TO US AND ADVERSELY AFFECT OUR PROFITABILITY.

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

         TERMINATION OF BUSINESS RELAIONSHIPS WITH US BY OUR NETWORK OF INDEPENDENT REGISTERED REPRESENTATIVES

         Our independent registered representatives could terminate their relationship with us on little or no notice and could associate with another broker dealer. The independent registered representatives can transfer their client accounts which could adversely affect our revenues.

         RESOLUTION OF THREATENED SEC ENFORCEMENT ACTION

         In November of 2005, we received and executed a settlement offer from the SEC resolving and removing the threat of an enforcement action brought to our attention in May 2004 for our role in trading of mutual funds shares on behalf of our clients. The settlement is subject to ratification by the SEC main office in Washington, D.C.. In 2005, we placed $350,000 in an escrow account and we continue to maintain that escrow amount against the estimated final cost of the proposed settlement.

         OUR ADMINISTRATIVE COSTS, INCLUDING COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT, WILL BE SIGNIFICANTLY HIGHER THAN THEY ARE NOW, WHICH WILL MAKE IT MORE DIFFICULT FOR US TO BE PROFITABLE AND EFFECT OUR CASH FLOW. DIFFICULTIES IN COMPLYING WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD AFFECT OUR MARKET VALUE.

         The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

         In particular, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Commencing in 2007, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financing reporting, as required by Section 404 of the Sarbanes-Oxley Act. Beginning in 2008, our independent registered public accounting firm will be required to evaluate and test our internal control over financial reporting, and to issue an opinion on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the American Stock Exchange or other regulatory authorities, which would require additional financial and management resources. In addition, if we are unable to meet filing deadlines for reports required by the Securities Exchange Act, our securities could be delisted from the American Stock Exchange. If our securities were delisted, trading, if any, in our securities would be conducted in the over the counter market on the NASD's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired.

         FUTURE SALES OR THE POTENTIAL FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

         Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities We have 10,395,984 shares of common stock issued and outstanding at March 22, 2007 and an additional 11,916,000 shares of common stock underlying options, warrants and convertible securities. The exercise or conversion of these securities and the sale of the underlying shares could depress the price of our common stock.

         THE EXISTENCE OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE PREFERRED STOCK, AND CONVERTIBLE DEBT COULD IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH SUBSEQUENT EQUITY OFFERINGS.

         The existence of outstanding options, warrants, convertible preferred stock, and convertible debt may adversely affect the terms at which we could obtain capital through additional equity financings. The holders of these options, warrants and convertible preferred stock have the opportunity to profit from a rise in the value or market price of our common stock and to exercise or convert them at a time when we could obtain equity capital on more favorable terms than those contained in these securities. The existence of these securities could impair our ability to raise capital through subsequent equity offerings.

         WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE, WHICH COULD DEPRESS THE PRICE OF OUR STOCK.

         Our corporate charter authorizes us to issue shares of "blank check" preferred stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval.

         WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO THE NATURE OF OUR BUSINESS AND THEREFORE MAY FAIL TO MEET PROFITABILITY EXPECTATIONS.

         Our revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including fluctuating gains and losses in our trading income, turnover in our brokers, and the level of investment banking transactions completed by us and the level of fees we receive from those transactions. Accordingly, our operating results may fluctuate significantly in any particular quarter or year.

         WE MAY INCUR SIGNIFICANT LOSSES FROM TRADING AND INVESTMENT ACTIVITIES DUE TO MARKET FLUCTATIONS AND VOLATILITY.

         We may maintain trading and investment positions in the equity markets. To the extent that we own securities, i.e., long positions, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold securities that we do not own, i.e., short positions, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

         We may from time to time have a trading strategy consisting of holding a long position in one security and a short position in another security from which we expect to earn revenues based on changes in the relative value of the two securities. If, however, the relative value of the two securities changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

         OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL MARKETS.

         As a securities broker-dealer, our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a downturn in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations will be adversely affected.

         OUR REVENUES MAY DECLINE IN ADVERSE MARKET OR ECONOMIC CONDITIONS.

         Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore may be adversely affected by any downturn in the securities markets. Additionally, downturn in market conditions may lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we would otherwise receive from commissions and spreads. Should these adverse financial and economic conditions appear and persist for any extended period of time, we will incur a further decline in transactions and revenues that we receive from commissions and spreads.

         WE DEPEND ON OUR SENIOR EMPLOYEES AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

         Our success is dependent in large part upon the services of several of our senior executives and employees. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our operations may be materially and adversely affected.

         OUR RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED RISKS OR AN UNANTICIPATED LEVEL OF RISK.

         The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information.

         We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we effectively evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, the effectiveness of our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

         CREDIT RISK EXPOSES US TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

         We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

         o  trading counterparties;

         o  customers;

         o  clearing agents;

         o  exchanges;

         o  clearing houses; and

         o other financial intermediaries as well as issuers whose securities we hold.

         These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

         o  holding securities of third parties;

         o executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

         o extending credit to clients through bridge or margin loans or other arrangements.

         Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

         INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business.

OUR COMPANY

         Empire Financial Holding Company was organized as a corporation under the laws of the State of Florida in 2000 to serve as the parent of Empire Financial Group, Inc., a registered broker dealer, and Empire Investment Advisors, Inc., a registered investment advisor. On November 16, 2006, we acquired all of the outstanding shares of Jesup, a registered broker dealer. The EFH principal executive offices are located at 2170 West State Road 434, Suite 100, Longwood, Florida 32779. The EFH main telephone number is 1-800-569-3337. The Jesup principal offices are located at 650 Fifth Avenue, New York, NY 10019. The Jesup main telephone number is 212-307-2660. Our shares are listed on the American Stock Exchange and quoted under the symbol "EFH" and began trading in April of 2002. The EFH website is located at www.empirefinancialholding.com. The Jesup website is located at www.jesuplamont.com. Information contained in or connected to our web sites are not part of this report.

         Our periodic filings are available on our website or can be requested directly from us for those persons that make a request in writing (Attn:
Investor Relations) or by e-mail (investorrelations@empirenow.com), and we will provide free of charge our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings under the name "Empire Financial" and selecting Empire Financial Holding Company.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         We do not own and do not plan to own any real estate. Our office locations are discussed below.

EFH, EFG and EIA Offices:

         Our principal executive offices are located in approximately 8,000 square feet of office space at 2170 West State Road 434, Suite 100, Longwood, Florida 32779. These offices are leased pursuant to a lease which expires on February 28, 2010 and provides for an average rent of approximately $13,860 per month, plus sales and property taxes.

         During the second and third quarters of 2005, we opened three offices that are owned and supervised by us and operated by our employees. These offices are located in New York City, New York, Ridgewood, New Jersey and Boca Raton, Florida.

         The New York office is located at 14 East 60th Street, Suite 208 and occupies approximately 700 square feet with monthly rentals of $2,700. This office houses our New York investment banking operations as well as servicing institutional clients with trading and execution services. We plan to close this office and combine its operations with Jesup's New York office in 2007.

         The New Jersey office is located at 213 E. Ridgewood Avenue, Second Floor, Ridgewood, NJ and occupies 723 square feet with monthly rentals of $1,680. This office, a satellite of our New York office, also services institutional clients with trading and execution services.

         The EFG Boca Raton office is located at 555 South Financial Group, Suite 400 with approximately 2,000 square feet and a monthly rental of approximately $2,792. This office employs registered individuals who will market our retail brokerage services in the lucrative South Florida area. We plan to close this office and combine its operations with Jesup's Boca Raton office in 2007.

         In March 2007, we entered into an agreement to acquire the independent office in Long Island. As part of that acquisition agreement, we have assumed the office lease. This office occupies 5,900 square feet with monthly lease expense of $17,531.

         Due to the large amount of travel to the New York area and significant costs associated with overnight hotel rooms, we maintain an apartment at 150 West 51st Street in New York City. The apartment is approximately 700 square feet with monthly rentals of $3,500.

         As of December 31, 2006, EFG serviced 34 fully independent offices throughout the United States. We do not have lease agreements for these offices or any direct financial commitment. The rent for these facilities is an obligation of the independent contractors who are located in each of them.

Jesup Offices:

         The main office is located at 650 Fifth Ave 3rd Floor New York, NY that occupies 19,020 square feet with a monthly rent of $65,513, this lease expires in December 2009. This office employs registered individuals who service our retail and institutional clients and our Investment Banking and Research departments with staff to service these areas.

         The Florida office is located at 2101 N.W. Corporate Boulevard, Boca Raton 1st Floor and occupies 3,234 square feet with monthly rent of $4,177. This office houses our Research Department and a portion of our institutional trading desk.

         The Connecticut office is located at 1011 High Ridge Road, Stamford CT and occupies 1,464 square feet with a monthly rent of $2,684. This office houses our convertible bond desk.

         The Delaware office is located at 3 Mill Road Suite 304 Wilmington DE and occupies 2,807 square feet with a monthly rent of $4,795. This office houses two retail brokers and also services our institutional clients.

         The Boston Massachusetts office is located at 99 Summer Street 11th Floor Boston MA and occupies approximately 6,813 square feet with a monthly rent of $18,168. This office employs registered individuals and staff who service our retail and institutional clients.

         The Worcester, Massachusetts office is located at 588 Main Street, Worcester MA and occupies 4,000 square feet with a monthly rent of $3,750 (this is a tenant at will, no lease). This office employs registered individuals and staff who service our retail and institutional clients.

         The New Jersey Office is located at 399 Thornall Street, Edison NJ and occupies 3,602 square feet with a monthly rent of $8,404. This office employs registered individuals and staff who service our retail and institutional clients.

         We have a rental obligation in New York at 830 Third Ave, New York, NY that occupies 6,000 square feet with a monthly rent of $18,000. We currently have no employees on site and sub lease the entire space at our cost.

         In January 2007 we entered into a one year lease at 2029 Century Park East Suite 1160 Los Angeles, California that occupies 3,054 square feet with a monthly rent of $10,078. This office employs registered individuals and staff who service our retail and institutional clients.

         Jesup also has 7 independent offices located in various locations. We do not have any lease agreements or any direct financial commitments to these locations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients. In connection with the settlement, EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main office in Washington D.C. Pursuant to an agreement with a former officer EFG has recovered $75,000 of the amount placed in escrow. This escrow payment is represented in the Statement of Financial Condition at December 31, 2006 as cash in escrow. The corresponding liability of $350,000 is reflected in accrued expenses and other liabilities.

         As Claimant, a competing brokerage firm commenced an arbitration by filing a Statement of Claim on October 14, 2005 before the NASD alleging, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against the Company for tortuous interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from the Company, although it fails to set forth an analysis which would justify such an award. The Company denies the material allegations of the Statement of Claim and is vigorously defending this action. The Company has also asserted a counterclaim against Claimant for unfair competition. The parties are currently engaged in discovery and the hearing in this arbitration is scheduled for May 8-11, 2007, continuing on May 29-June 1, 2007. This claim is associated with the Long island office we acquired in March 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.


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

              2005               HIGH SALES PRICE       LOW SALES PRICE
         First Quarter                 $1.01                 $.95
         Second Quarter                 1.65                 1.50
         Third Quarter                  2.20                 2.20
         Fourth Quarter                 3.65                 3.47

              2006               HIGH SALES PRICE       LOW SALES PRICE
         First Quarter                 $5.32                $3.00
         Second Quarter                 4.24                 2.80
         Third Quarter                  3.99                 2.25
         Fourth Quarter                 3.94                 2.50

         As of March 15, 2007, there were approximately 450 stockholders of record of our common stock.

DIVIDEND INFORMATION.

         We have not paid any dividends to our common stockholders since January 1, 2003. We do not anticipate paying any dividends to our common stockholders in the foreseeable future. We intend to retain earnings to finance the development and expansion of our business. Payment of dividends to common stockholders in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition.

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

         The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                      Equity Compensation Plan Information

                                                                 Number of
                                                                 securities
                                                            remaining available
                          Number of                         for future issuance
                        securities to                           under equity
                        be issued upon   Weighted-average    compensation plan
                         exercise of      exercise price        (excluding
                         outstanding      of outstanding    securities reflected
                           options,          options,          in column (a)
Plan Category                (a)               (b)                  (c)
-------------           --------------   ----------------   --------------------
Equity Compensation
plans approved by
stockholders              4,000,000           $3.14                550,857


STOCK AND DEBT FINANCING TRANSACTIONS

Recent Developments:

         On March 6, 2007, we sold to accredited institutions and individual investors, units aggregating $7,282,434, consisting of (i) $6,387,159 in principal amount of debentures, (ii) $709,684 of common stock, with five-year warrants to purchase five shares of common stock for every one share of common stock. The debentures will have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The warrants are exercisable after six months from the date of issue at a price of $2.62 per share. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. Commissions and expenses for the offering approximated $550,000. The net proceeds of the offering totaling $6,732,434 were used to pay off $3.4 million of previously issued bridge notes and the remainder will be used for working capital.

         On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. We have drawn $1.8 million of the line. The credit line is subject to certain debt covenants, carries interest payable monthly at Fifth Third Bank's prime rate, and expires on February 1, 2008.

2006:

         For the year ended December 31, 2006, the Company recorded the following stock, equity warrant and convertible debt transactions:

         We sold 290,000 shares of common stock and 181,500 warrants to purchase common stock at an exercise price of $5.46 per share, for $725,000 in cash.

         We sold 866,139 shares of newly created Series F convertible preferred stock and warrants to acquire 433,069 shares of common stock at an exercise price of $4.50 per share, for $2,814,993 cash. The Series F preferred stock carries a cumulative 4% annual dividend.

         We redeemed 4,989 shares of Series E convertible preferred stock for $374,363. The remaining 8,344 shares of Series E stock were converted to 178,290 shares of common stock.

         The 7,000 outstanding shares of Series B convertible preferred stock were converted into 1,166,666 shares of common stock.

         The 2,000 shares of outstanding shares of Series D convertible preferred stock were converted into 100,000 shares of common stock.

         We issued a total of $3,924,000 of short term bridge notes. We also issued common stock warrants as part of the bridge note financing exercisable into a total of 550,000 shares of common stock at exercise prices ranging from $2.82 to $4.85 per share.

         A total of $200,000 of other convertible debt was converted into 110,000 shares of common stock.

         We issued shares of common stock and common stock options for the acquisition of Jesup as previously set forth in Item 1.

         We issued 75,000 shares of common stock to a consultant as compensation for services provided.

         We issued a $1 million short term note to EFH Partners. This note was extended on February 28, 2007 to a new maturity date of April 1, 2008. The new note bears interest at 4%, is payable on maturity and is subordinated to all other debt.

2005:

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

         Unrelated to the change of control of our Company, we also reported various sales of unregistered securities in our reports on Form 10-QSB for the three months ended March 31, 2005, filed on May 20, 2005 and for the three months ended June 30, 2005, filed on August 15, 2005, and in our report on Form 8-K filed on May 26, 2005. These previously reported transactions were also made to a limited number of accredited and/or financially sophisticated investors who took for investment without a view to distribution.

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

         Pursuant to agreements dated between November 30, 2005 and January 18, 2006, as previously reported and disclosed in detail in our Form 8-K filed on January 24, 2006, we sold a total of 228,835 shares of common stock, 143,024 warrants to purchase common stock at $4.56 per share, and 30-day option assignments from a third party to purchase a total of 143,024 shares of common stock at $1.25 per share, as well as 13,333 shares of Series E Preferred Stock, to a total of eight accredited investors.

         The shares issued or to be issued in each of the above transactions were sold to a limited number of accredited and/or financially sophisticated investors who took for investment and without a view towards distribution. All of the shares of common stock and the other underlying securities were imprinted with an appropriate Securities Act legend and all shares of common stock with may be issued on the exercise of options or warrants or the conversion of preferred stock will bear such legend. The issuance of all the shares was, or on issuance will be, exempt from registration under the Securities Act pursuant to the exemptions provided by Sections 4(2) and 4(6) of the Act and Regulation D there under.

         The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

         Convertible Issue                      Conversion Price
         -----------------                      ----------------
         Series C preferred stock                    $2.00
         Series F preferred stock                    $3.25
         Convertible Notes                           $3.00 - $3.25

         The Company granted options to purchase 938,522 shares of the Company's common stock to officers and key employees during the year 2006 at a weighted average exercise price of $4.31. Of the 938,522 options granted, 100,000 options were granted to employees, 455,000 were granted to officers who are not members of the Board of Directors, 325,000 were granted to officers who are members of the Board of Directors and 58,522 were granted to outside members of the Board of Directors. A total of 50,000 options vest immediately, 283,522 options vest monthly over a two year period, and 605,000 options vest monthly over a three year period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

         We were incorporated in Florida during February 2000. Most of our business is conducted through our wholly owned subsidiaries, Empire Financial Group, Inc., Empire Investment Advisors, Inc., and Jesup & Lamont Securities Corporation. Empire Financial Group, Inc. was founded in 1992 and merged into Empire Financial Holding Company in 2000. On November 10, 2006, effective as of November 1, 2006, we acquired Jesup. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

         EFG and Jesup are our financial brokerage services subsidiaries providing brokerage services to full service retail and institutional customers. We provide our employee and independent registered representatives and advisors back office compliance and administrative services over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing retail order execution services.

         Additionally through EIA and Jesup, we offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers. These services are web-based and are delivered through a platform that combines a variety of independent third party providers.

         Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2006, the annual fee was equal to approximately 140 basis points times the assets under management.

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

         FASB Staff Position (FSP) NO. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). Posted on August 31, 2005, this guidance should be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP should apply this guidance in either (a) the first reporting period beginning after the date the FSP is posted to the FASB website or (b) an earlier period, if the financial statements for that period have not been issued.

         FASB Staff Position (FSP) NO. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). Posted October 18, 2005, the guidance in this FSP should be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP and did not apply the provisions of this FSP shall apply the guidance in this FSP to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued.

         FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, was posted on February 3, 2006. Statement 123(R) is amended to clearly incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control should be accounted for as if cash settlement is not permissible until it becomes probable that the contingent event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R).

         FASB Staff Position (FSP) No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, was posted on October 10, 2006. This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to Statement 123(R) or was subject to Statement 123(R) upon initial adoption of that Statement shall continue to be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in this should be applied upon initial adoption of Statement 123(R).

         FASB Staff Position (FSP) No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R), was posted on October 10, 2006. This FSP (a) exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest,
(b) revises the computation of the minimum compensation cost that must be recognized to clarify that at the date that for awards that are no longer probable of vesting, any previously recognized compensation cost should be reversed.

         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123.

         Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that Statement of Financial Accounting Standards No. 157 will have any material effect on future financial statements.

         Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not expect that Statement of Financial Accounting Standards No. 159 will have any material effect on future financial statements.

         The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not expect that Interpretation No. 48 will have any material effect on future financial statements.

         FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FASB Staff Position
(FSP) addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are variable interests1 in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not expect that FIN 46(R)-6 will have any material effect on future financial statements.

         FASB Staff Position (FSP) No. EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation. Posted on May 31, 2005, the guidance in this FSP should be applied in accordance with the effective date and transition provisions of Statement 123(R). The Company does not expect that EITF 00-19-1 will have any material effect on future financial statements.

         FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements. Posted on December 21, 2006, this FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, effective immediately. The Company does not expect that EITF 00-19-2 will have any material effect on future financial statements.

         EITF Issue 05-1, Accounting for the Conversion of an Instrument That Became Convertible Upon the Issuer's Exercise of a Call Option. The Task Force reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument's original conversion terms) that became convertible upon the issuer's exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date, as defined herein. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. The issuance of equity securities to settle a debt instrument that became convertible upon the issuer's exercise of a call option should be accounted for as a debt extinguishment if the debt instrument did not contain a substantive conversion feature as of its issuance date. That is, the fair value of the equity securities issued should be considered a component of the reacquisition price of the debt. This Issue applies to all conversions within the scope of this Issue that result from the exercise of call options and is effective in interim or annual reporting periods beginning after June 28, 2006 (the Board ratification date of the consensus), irrespective of whether the instrument was entered into prior or subsequent to Board ratification of this Issue. For instruments issued prior to the effective date of this consensus, the assessment as to whether a substantive conversion feature exists at issuance should be based only on assumptions, considerations, and/or marketplace. The Company does not expect that EITF Issue 05-1 will have any material effect on future financial statements.

         EITF Issue 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133. When an embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133, an issuer should account for the previously bifurcated conversion option by reclassifying the carrying amount of the liability for the conversion option (that is, its fair value on the date of reclassification) to shareholders' equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. If a holder exercises a conversion option for which the carrying amount has previously been reclassified to shareholders' equity pursuant to the guidance in this Issue, the issuer should recognize any unamortized discount remaining at the date of conversion immediately as interest expense. The Company does not expect that EITF Issue 06-7 will have any material effect on future financial statements.

MARKET-MAKING ACTIVITIES

         Securities owned and securities sold, not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

SOURCES AND DESCRIPTION OF REVENUES

COMMISSIONS AND FEES.

         Approximately 57% of our 2006 revenues and approximately 75% of our 2005 revenues consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. The significant growth in our daily average trading volumes in the U.S. and major global equities markets has increased our trading commissions and transaction fees.

TRADING REVENUES, NET

         Approximately 33% of our 2006 and 24% of our 2005 revenues consist of equities market-making trading revenues, net. Equities market-making trading revenues are generated from the difference between the price we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our equities market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

         Our 2006 trading revenues, net, were $11,724,530 which consisted of net realized gains of $11,276,147 and net unrealized gains of $448,383.

INVESTMENT BANKING

         The remaining 10% of our 2006 revenues came from investment banking as compared to 1% in 2005. Our 2006 and 2005 investment banking revenues were $3,543,625 and $266,410, respectively.

DESCRIPTION OF OPERATING EXPENSES

EMPLOYEE COMPENSATION AND BENEFITS.

         Employee compensation and benefits, which include salaries and wages, incentive compensation, stock compensation and related employee benefits and payroll taxes accounted for approximately 31% of our expenses during 2006 and approximately 21% of our expenses during 2005. Approximately 60% of our employees are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

COMMISSIONS AND CLEARING COSTS.

         Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 55% of our 2006 expenses and approximately 67% of our 2005 expenses consisted of commissions and clearing costs.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of executive compensation, legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses and other similar operating expenses. These expenses accounted for approximately 13% and 10% of our expenses for 2006 and 2005, respectively.

OTHER INCOME AND EXPENSES

         Other income and expenses consist of interest income earned on our capital reserves and bank balances while interest expenses are costs of capital employed in our market making activities to purchase and hold inventory and to service our debt. Interest income (expense) net for 2006 and 2005 were ($479,287) and $56,132, respectively.

         Also included in other income and expenses for 2005, we recognized an expense of $275,000 resulting from our executing an agreement pending with the Securities and Exchange Commission over mutual fund trading activities in 2002 and 2003. Also included in other income in 2005, was the sale of a customer list related to our online discount trading business to an unrelated third party which generated income of $452,000

RESULTS OF OPERATIONS - DECEMBER 31, 2006 COMPARED WITH DECEMBER 31, 2005

         Total revenues for the year ended December 31, 2006 increased $13,156,314 or 59%, to $35,642,045 from $22,485,731 reported for the year ended
December 31, 2005. Commissions and fees revenue accounted for $3,606,384 or approximately 27% of the increase in total revenues. Trading revenues from equities and market-making activities accounted for $6,272,715, or approximately 48% of the increase in total revenues. Investment banking income accounted for $3,277,215, or approximately 25% of the increase in revenues.

         The increase in total revenues is primarily due to the following:

         Commission and fees revenue increased $3,606,384 to $20,373,890 from $16,767,506 in 2005, due mainly to the acquisition of Jesup which accounted for $2,784,557 or 77% of the increase, and an increase of $770,693 from the Long Island office which operated for a full year in 2006 as opposed to only three months in 2005.

         Commission and fees revenues accounted for approximately 57% and 75% of our total revenues for the years ended December 31, 2006 and 2005, respectively.

         Trading revenues increased $6,272,715 to $11,724,530 in 2006 from $5,451,815, in 2005, for an increase of approximately 115%. This increase was due to the acquisition of Jesup which accounted for $611,991 or 10% of the increase, the addition of several new customers, better market conditions and controls placed on the proprietary inventory accounts. Jesup and also our EFG offices in San Francisco and New York, which included trading, also contributed to the increased availability of transactions in stocks in which we make markets.

         Investment banking increased $3,277,215 to $3,543,625 from $266,410 in 2005, due mainly to the maturing of this business line, having just started in 2005 in our San Francisco and New York offices.

         Operating expenses in 2006 increased $12,778,725, or approximately 57%, to $35,152,107 from $22,373,382 in 2005, for a combination of reasons as described below:

         Commissions and clearing costs in 2006 increased $4,111,199, or approximately 27%, to $19,181,312 from $15,070,113 in 2005. This increase was due primarily to the acquisition of Jesup which accounted for $2,487,473 or 61% of the increase, and the aforementioned increase in commissions and fee revenues plus infrastructure costs added to provide for building the substantial increase in trading income. As a percentage, commissions and clearing costs accounted for approximately 55% and 67% of total expenses for the years ended December 31, 2006 and 2005, respectively.

         Employee compensation and benefits in 2006 increased $6,137,278, or approximately 128%, to $10,927,254 from $4,789,976 in 2005. This increase was primarily due to the acquisition of Jesup which accounted for $185,637, or 3% of the increase, increased employee compensation to our traders and market makers due to the 115% increase in trading income and the addition of 23 new employee positions to build infrastructure for future acquisitions, which totals $5,951,641. In addition, 2006 included a charge for employee compensation of $318,688 for stock option expense related to SFAS No. 123. Employee compensation and benefits as a percentage of total expenses increased from approximately 21% in 2005 to 31% in 2006.

         General and administrative expenses in 2006 increased $2,375,043 or approximately 104%, to $4,662,492 from $2,287,449 in 2005. This increase was primarily due to the acquisition of Jesup which accounted for $454,297, or 19% of the increase, and increases of $318,217 in errors and omissions insurance, $181,408 in charitable contributions, $302,425 in travel & entertainment, and $338,684 in professional fees. As a percentage of total expenses, general and administrative expenses were 14% and 10% for 2006 and 2005, respectively.

         Other income and expenses consisted of interest income, interest expense and other items as described below:

         In 2006, interest income increased $222,563, or approximately 106%, to $432,949 As compared to interest income in 2005 of $210,386 due mainly to interest on the Long Island Office notes. Interest expense increased $757,982, or approximately 29% to $912,236 As compared to $154,254 in 2005. This was due mainly to the cash portion of the bridge notes issued, and interest expense totaling $541,958 for the discount applicable to the warrants and the beneficial conversion features of the bridge notes.

         During November 2005, we sold the customer list related to our online discount trading business to an unrelated third party which generated income of $452,000. We also recorded an expense of $275,000 in relation to a settlement offer from the SEC resolving and removing the threat of an enforcement action brought against us for our role in trading of mutual funds shares on behalf of our clients.

         For the year ended December 31, 2006, we reported a net loss applicable to common stockholders of ($220,721), or ($.03) per basic and diluted share, as compared to net income applicable to common stockholders of $2,294,969, or $.44 per basic share and $.38 per diluted share for the year ended December 31, 2005. The reported net income for 2005 was largely due to a one time adjustment in the third quarter of 2005 to income from the recognition of deferred tax assets in the amount of $2,117,000 or $.41 per basic share and $.35 per diluted share. At that time, Management believed that the deferred tax assets will be utilized in the future based on profitable operations and future projections and therefore reversed the allowance which was previously set up against the deferred tax assets. Management reviewed the deferred tax assets during 2006 for impairment and believes that a portion of the deferred tax assets at December 31, 2006, will be utilized in the future based on profitable operations and future projections and has set up a valuation allowance of $2,174,000 for the remaining balance.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2006, we had $33,785,750 in assets, approximately 30% of which consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. Historically, we have financed our business primarily through cash generated by operations, as well as proceeds from our initial public offering and follow-on private placements of stock and debt offerings as discussed below:

         During 2006 cash used by operations was $1,671,839 as compared to $1,278,195 cash used in 2005. The major uses of cash from operations for the year ended December 31, 2006 resulted from an increase in receivables from and deposits held at clearing organizations of $788,865, and an increase in prepaid expense and other assets of $1,512,598.

         Net cash used in investing activities for 2006 and 2005 was $4,938,163 and $1,501,747, respectively. This increase in cash used for 2006 was mainly due to a net increase in notes receivable of $3,001,010 and $1,464,539 cash paid for the acquisition of Jesup.

         Net cash provided by financing activities was $7,446,014 in 2006, as compared to $3,116,661 provided in 2005.

         Financing activities in 2006 included proceeds of $3,539,993 from the sales of our common and preferred stock and $5,424,000 from the issuance of notes payable. We retired $374,363 of our Series E preferred stock and repaid $904,167 of the notes payable in 2006.

         During 2006, we sold 290,000 shares of common stock and 181,500 warrants to purchase common stock at an exercise price of $5.46 per share, for $725,000 in cash.

         During 2006, we sold 866,139 shares of newly created Series F convertible preferred stock and warrants to acquire 433,069 shares of common stock at an exercise price of $4.50 per share, for $2,814,993 cash.

         During 2006, we issued a total of $3,924,000 of short term bridge notes. We also issued common stock warrants as part of the bridge note financing exercisable into a total of 550,000 shares of common stock at exercise prices ranging from $2.82 to $4.85 per share.

         During 2005, we issued two notes to our clearing organization in the amount of $700,000. The first note was issued on March 20, 2005 in the amount of $200,000 and carried an interest rate of 2% over the prime rate and matured in February of 2006. The second note to our clearing organization in the amount of $500,000 was executed on December 15, 2005 and was paid off in 2006.

         On March 20, 2005, we issued a promissory note to a former officer of the Company as part of a settlement agreement in conjunction with the sale of our former subsidiary, Advantage Trading Group, in the amount of $325,000. The note replaced a note previously issued in 2004 in the amount of $400,000. The replacement note was paid in 2006.

         On March 20, 2005, we issued a 12% note to a former officer of our Company in the amount of $50,000. The note was paid in February of 2006.

         On May 20, 2005 we issued a 12% note to an unrelated third party in the amount of $500,000. The note was paid in 2006.

         Also during May of 2005, we issued a note to our controlling stockholder in the amount of $250,000 as part of the change of control transaction. The note was satisfied as part of the exercising of stockholder's options to purchase our common stock.

         In December of 2003, we issued $472,089 worth of convertible, 10% notes, to 8 unrelated third parties, requiring semi-annual payments of interest only. The notes matured and were converted in December of 2006. During December of 2005, $272,089 of these notes were converted to common stock of the Company. During 2005, we issued 136,044 share of our common stock as a result of these conversions.

         Based on our current rate of cash outflows, we believe that our net cash and liquid assets totaling $10,966,051 at December 31, 2006, combined with our most recent debt financings completed in 2007, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

         We have implemented our plan, which returned us to marginal profitability. The plan has several different aspects, which we will continue to implement, as outlined below:

         o increase our trading revenues by adding additional stocks in which we make a market;

         o expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;

         o expand our investment banking activities by actively seeking small to mid-size companies that need debt and equity to continue their expansion plans;

         o  continue to recruit quality registered representatives;

         o expand our offering of proprietary financial products to our retail and institutional customer;

         o  continue to look for and close acquisitions of similar businesses.

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

NET CAPITAL REQUIREMENTS

         Our broker dealer subsidiaries, EFG and Jesup, are subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, should not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At December 31, 2006, EFG reported net capital of $1,451,217, which was $929,717 above the required net capital of $521,500. At December 31, 2006, Jesup reported net capital of $358,443, which was $258,443 above the required net capital of $100,000.

         The ratio of aggregate indebtedness to net capital was 1.15 to 1 for EFG and 2.73 to 1 for Jesup. We claim exemption from Rule 15c3-3 under Paragraph
(k) (2) (ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.

         Tabular Disclosure of Contractual Obligations

         Listed below is a tabular representation of our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our Statement of Financial Condition as of December 31, 2006.

                                                            Payment due by period
                                             ---------------------------------------------------
                                             Less than                                 More than
Contractual Obligations           Total        1 year      1-3 years     3-5 years      5 years
---------------------------    ----------    ----------    ----------    ----------    ---------
Long-term debt obligations     $7,924,000    $4,424,000    $1,000,000    $2,500,000    $     -
Capital lease obligations      $     -       $     -       $     -       $     -       $     -
Operating lease obligations    $2,765,870    $  687,273    $1,845,218    $  233,379    $     -

FACTORS AFFECTING OUR OPERATIONS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

         For the year ending December 31, 2006, although we reported net income of $10,651, we had a loss attributable to common stockholders of $220,721. We incurred non-cash expense charges of $541,958 for the discount portion attributable to warrants and beneficial conversion of the bridge notes, and $318,688 for stock option expense related to SFAS No. 123R.

         There are no assurances that we will be profitable in the future. We did, however, increase our stockholder's equity by $12,793,207 to $17,960,465 at December 31, 2006, as compared to $5,167,258 at December 31, 2005. This increase was in large part due to the acquisition of Jesup and sale of our stock.

         Our continued existence is dependent upon our ability to generate cash either from operations or from new financings. We will continue implementing our plan, which we believe will allow us to be profitable. We intend to continue to expand our market making and order execution services through increased marketing to independent third party broker dealers and investment advisors.

         However, there is no assurance that we will be profitable or be able to generate cash from either operations of from issuance of additional debt or equity financings which may hinder our plans for expansion.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The consolidated financial statements of EFH, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Annual Report on Form 10-KSB and immediately follow the signature page of this Annual Report on Form 10-KSB on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------

         None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

         Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

         Our executive officers and directors and their respective ages as of March 1, 2007 are as follows:

                                Director
Name                      Age    Since     Position
----                      ---   --------   --------

Donald A. Wojnowski Jr.   47      2004     President, Chief Executive Officer
                                           and Director

James M. Matthew          53               Chief Financial Officer and Secretary


John J. Wilson            58               Vice President and Chief Compliance
                                           Officer of Empire Financial Group,
                                           Inc.

Stephen J. DeGroat        57               Chairman of Jesup & Lamont Securities
                                           Corporation

William F. Moreno         47               President and CEO of Jesup & Lamont
                                           Securities Corporation

Bradley L. Gordon         54      2003     Director

Steven M. Rabinovici      54      2005     Chairman of the Board and Director

John C. Rudy              64      2005     Director

Kirk M. Warshaw           49      2005     Director

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

         James M. Matthew was elected as our Chief Financial Officer and Secretary in May 2006. From January 2000 through April 2006, Mr. Matthew was the Chief Financial Officer of two privately held companies. Prior to 2000, he was with KPMG for 20 years, serving primarily in that Firm's Global Transactions Group. Mr. Matthew is a certified public accountant and is a licensed Series 7 Broker and Series 24 Principal.

         John J. Wilson was appointed our Vice President and Chief Compliance Officer in November 2005. Prior to joining Empire Financial Group, Inc., Mr. Wilson was Director of Compliance for National Securities Corporation from July of 2003 until November of 2005. From December 2000 through November 2003, Mr. Wilson served in the same capacity with Weatherly Securities Corporation.

         Stephen J. DeGroat is Chairman of Jesup & Lamont Securities Corporation. Mr. DeGroat joined the Company in the acquisition of Jesup on November 10, 2006, having served in this same capacity with Jesup prior to the acquisition since April 2002. Prior to holding his current position Mr. DeGroat was Chairman of Jesup's predecessor company, Broadmark Capital Corp.

         William F. Moreno is President and CEO of Jesup & Lamont Securities Corporation. Mr. Moreno joined the Company in the acquisition of Jesup on November 10, 2006, having served in this same capacity with Jesup prior to the acquisition since April 2002. Prior to holding his current position Mr. Moreno was Vice President of Finance of Jesup's predecessor company, Broadmark Capital Corp. a position he held from March 2001.

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

         John C. Rudy became a director of our company in May 2005. Mr. Rudy also serves as an audit committee member. Mr. Rudy is the founder and principal of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies since 1992. From August 1998 through April 2000 he served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly traded automobile dealership. From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. Since July 2005 Mr. Rudy has been serving as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and since May 2005 he has been serving as a director of Trey Resources, Inc., a publicly-traded software reseller. Mr. Rudy qualifies as an "Audit Committee financial expert" as that term is defined under SEC regulations. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College, and is a Certified Public Accountant in New York State since 1972.

         Kirk M. Warshaw became a director of our company in May 2005. Mr. Warshaw also serves as an audit committee member. Mr. Warshaw is a financial professional with over 20 years experience providing accounting, financial and advisory services. Over the last five years, Mr. Warshaw has advised his clients in over $170 million worth of buy/sell transactions. He has arranged over $64 million in equity and debt financing for small companies as well as assisting in the formation of two small public companies. Mr. Warshaw has been a Certified Public Accountant since 1982. Mr. Warshaw is currently the Chief Financial Officer of R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc.., R&R Acquisition IX, Inc., and R&R Acquisition X, Inc., Twin Lakes Delaware, Inc., (each a publicly reporting, non-trading company), the Chief Financial Officer and a director of Enthrust Financial Services, Inc. (OTCBB:EFSV)); and the Chief Financial Officer and a director of 24Holdings, Inc (OTCBB:TWFH)).

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

   (2)   all current committee members are financially literate; and,

   (3) Kirk M. Warshaw and John C. Rudy qualify as an "Audit Committee Financial Expert" as that term is defined at Item 407 (d)(5) of Regulation S-B.

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, our officers, directors and greater than 10% beneficial owners are in compliance with all applicable Section 16(a) filing Requirements in 2006.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2006 and 2005 by our (i) principal executive officer, and (ii) executive officers, other than the principal executive officer, whose salaries for 2006 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executive Officers"). No other compensation was paid to any such officers, other than the compensation set forth below.

                                                    SUMMARY COMPENSATION TABLE
                                                                                            Nonqualified
                                                                             Non-Equity       Deferred
Name and                                             Stock     Option      Incentive Plan   Compensation    All Other
  Principal                      Salary     Bonus    Awards   Awards (7)    Compensation      Earnings     Compensation    Total
  Position                Year     ($)       ($)      ($)        ($)            ($)             ($)            ($)          ($)
-----------------------   ----   -------   -------   ------   ----------   --------------   ------------   ------------   -------
Donald A. Wojnowski Jr.   2006   240,000   187,150      -        134,178         -               -             6,947      568,275
President, CEO &          2005   240,000    64,416      -         94,714         -               -            11,761      410,891
Director (1)

James M. Matthew          2006    93,750    19,339      -         66,521         -               -            11,181      190,791
CFO & Secretary (2)

John J. Wilson            2006   160,000    21,660      -         97,046         -               -            14,159      292,865
VP of EFG (3)             2005    12,500         -      -          2,308         -               -                 -       14,808

Stephen J. DeGroat        2006    40,000         -      -        124,483         -               -             2,687      167,170
Chairman of Jesup (4)

William F. Moreno         2006    35,000         -      -         67,030         -               -             2,760      104,790
President & CEO of
Jesup (5)

Steven M. Rabinovici      2006   120,000    60,772      -         63,144         -               -             2,319      246,235
Chairman & Director (6)   2005   105,000     4,991      -         36,834         -               -               700      147,525

(1) Mr. Wojnowski served as Vice President of Business Development from September 1999 through February 2004 and was elected as President in June 2004 and elected Chief Executive Officer in July 2005. All other compensation for Mr. Wojnowski consists of Company paid health care insurance and 401K contribution.

(2) Mr. Matthew was elected as Chief Financial Officer and Secretary in May 2006. All other compensation for Mr. Matthew consists of Company paid health care insurance and relocation expenses.

(3) Mr. Wilson joined the Company in November 2005. All other compensation for Mr. Wilson consists of Company paid health care insurance, car allowance and relocation expenses.

(4) Mr. DeGroat joined the Company in November 2006 through the acquisition of Jesup. All other compensation for Mr. DeGroat consists of Company paid health care insurance and car allowance.

(5) Mr. Moreno joined the Company in November 2006 through the acquisition of Jesup. All other compensation for Mr. Moreno consists of car allowance.

(6) Mr. Rabinovici was elected Director of Empire pursuant to the stock purchase agreement of March 8, 2005 (see "Change of Control" above) and took office as Director on May 23, 2005. He was elected Chairman of the Board in July, 2005 and in that position acts in a similar capacity to Empire's Chief Executive Officer.

(7) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan, including the effects for which would have been calculated under FAS 123(R) had it been adopted prior to 2006. The amounts reflected for Messrs DeGroat and Moreno were included in the purchase price of Jesup under the purchase accounting method. The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2006, of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

EMPLOYMENT AGREEMENTS

         On August 2, 2005, the Company entered into a one year employment agreement with Donald A. Wojnowski. The employment agreement extends through June 1, 2007 and automatically renews on a monthly basis. The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, Donald A. Wojnowski was retained as President and Chief Executive Officer and his total compensation was $240,000 per year plus bonus. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

         On August 2, 2006, the Company entered into a one year employment agreement with Steven M. Rabinovici. The employment agreement extends through June 1, 2007 and automatically renews on a monthly basis. The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, Steven M. Rabinovici was retained as a director and Chairman of the Board and his total compensation was $120,000 per year plus bonus. The agreement was amended in January 2007 to increase the annual compensation to $240,000 per year plus bonus. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

         On May 15, 2006, the Company entered into a two year employment agreement with James M. Matthew. Pursuant to his employment agreement, James M. Matthew was retained as Chief Financial Officer and Secretary and his total compensation was $150,000 per year plus bonus. The agreement was amended in January 2007 to increase the annual compensation to $200,000 per year plus bonus. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

         On November 15, 2005, the Company entered into a one year employment agreement with John J. Wilson. The employment agreement extended through November 15, 2006 and automatically renews on a monthly basis. The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, John J. Wilson was retained as Vice President and Chief Compliance Officer and his total compensation was $150,000 per year plus bonus. The agreement was amended in January 2007 to increase the annual compensation to $250,000 per year plus bonus. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

         On November 10, 2006, the Company entered into a two year employment agreement with Stephen J. DeGroat. The employment agreement extends through September, 2009 and automatically renews on a monthly basis. Pursuant to his employment agreement, Stephen J. DeGroat was retained as Chairman of Jesup & Lamont Securities Corporation and his total compensation is $240,000 per year plus bonus. The agreement calls for the Company to also provide health care, car allowance, 401K and any other benefits that the Company may provide to its employees.

         On November 10, 2006, the Company entered into a two year employment agreement with William F. Moreno. The employment agreement extends through September, 2009 and automatically renews on a monthly basis. Pursuant to his employment agreement, William F. Moreno was retained as President and CEO of Jesup & Lamont Securities Corporation and his total compensation is $210,000 per year plus bonus. The agreement calls for the Company to also provide car allowance, 401K and any other benefits that the Company may provide to its employees.

Gagne Severance Arrangements; Exchange Agreement

         On June 25, 2004, Kevin M. Gagne and our company entered into a Severance Agreement, pursuant to which Mr. Gagne's employment with us was terminated and he resigned as one of our officers and directors. Pursuant to the Severance Agreement, Mr. Gagne received severance payments from us in the amount of $10,000 per month through May 2005. In addition, the Severance Agreement provided for mutual releases of all matters arising out of or related to Mr. Gagne's employment with us and any of our subsidiaries or to Mr. Gagne serving as an officer or director of our company or any of our subsidiaries, other than our obligations to indemnify Mr. Gagne and Mr. Gagne's covenant not to compete with our company. Pursuant to the terms of the Severance Agreement, we also granted to Mr. Gagne certain registration rights to register shares of our common stock owned by Mr. Gagne.

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

Outstanding Equity Awards at December 31, 2006

         The following table includes certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers. There were no outstanding stock awards at December 31, 2006.

                                            OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                            --------------------------------------------
                                          OPTION AWARDS                                               STOCK AWARDS
                ------------------------------------------------------------------   ----------------------------------------------
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                  Market   Equity        Plan
                                                                                                  Value    Incentive     Awards:
                                                                                                  of       Plan          Market or
                                              Equity                                              Shares   Awards:       Payout
                                              Incentive                                           or       Number of     Value of
                                              Plan Awards:                                        Units    Unearned      Unearned
                Number of     Number of       Number of                              Number of    of       Shares,       Shares,
                Securities    Securities      Securities                             Shares or    Stock    Units or      Units or
                Underlying    Underlying      Underlying                             Units of     That     Other         Other
                Unexercised   Unexercised     Unexercised    Option                  Stock        Have     Rights That   Rights
                Options       Options         Unearned       Exercise   Option       That Have    Not      Have Not      That Have
                (#)           (#)             Options        Price      Expiration   Not Vested   Vested   Vested        Not Vested
Name            Exercisable   Unexercisable   (#)            ($)        Date         (#)          ($)      (#)           (#)
-------------   -----------   -------------   ------------   --------   ----------   ----------   ------   -----------   ----------
Donald A.         125,000              -           -           2.00     6/15/2013         -          -          -             -
Wojnowski Jr.     150,000        150,000           -           2.00     6/1/2015          -          -          -             -

James M.                -         50,000           -           4.85     5/9/2011          -          -          -             -
Matthew                 -        150,000           -           3.38     8/24/2011         -          -          -             -

John J.            50,000         50,000           -           2.94     11/15/2015        -          -          -             -
Wilson                  -         50,000           -           4.85     5/9/2016          -          -          -             -

Stephen J.              -        325,000           -           4.67     11/10/2016        -          -          -             -
DeGroat

William F.              -        175,000           -           4.67     11/10/2016        -          -          -             -
Moreno

Steven M.         100,000        100,000           -           2.00     6/1/2015          -          -          -             -
Rabinovici

The unexercisable options generally vest over a 2 - 3 year period from date of grant.

         The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2006. Except as listed below, no other compensation was paid to our Directors.

                                        DIRECTOR COMPENSATION
                                        ---------------------
                                                Non-Equity     Non-Qualified
                Fees Earned                     Incentive      Deferred        All
                or Paid in    Stock    Option   Plan           Compensation    Other
                Cash          Awards   Awards   Compensation   Earnings        Compensation   Total
Name            ($)           ($)      ($)(1)   ($)            ($)             ($)             ($)
-------------   -----------   ------   ------   ------------   -------------   ------------   ------
Bradley L.        11,500        -      33,050        -               -              -         44,550
Gordon

John C. Rudy      11,500        -      24,299        -               -              -         35,799

Kirk M.           11,500        -      24,299        -               -              -         35,799
Warshaw

(1) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan, including the effects for which would have been calculated under FAS 123(R) had it been adopted prior to 2006. The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2006, of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

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

OPTIONS. Directors are eligible to receive options under our Amended and Restated 2000 Incentive Compensation Plan. Additionally, upon a person's election as a non-affiliated director, such non-affiliated director is automatically granted an option to purchase 25,000 shares of our common stock or more, at the discretion of management, as well as an automatic annual grant of an option to purchase 10,000 shares of our common stock on each anniversary of the date such non-affiliated director was first elected as one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

         Our voting securities outstanding on March 26, 2007 consisted of 10,395,984 shares of common stock. The following table shows as of March 26, 2007, the amount of voting securities beneficially owned by (i) each of our Named Executive Officers, (ii) each of our directors (iii) all of our directors and executive officers as a group and (iv) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities. Unless otherwise stated, the address of each holder is c/o Empire Financial Holding Company, 2170 West State Road 434, Suite 100, Longwood, Florida 32779.

                                                       NUMBER OF
                                                      SHARES OWNED      TOTAL
                                        NUMBER OF      SUBJECT TO     NUMBER OF
                                          SHARES      EXERCISE OF       SHARES      PERCENTAGE
                                       BENEFICIALLY    OPTIONS OR    BENEFICIALLY       OF
     NAME OF BENEFICIAL OWNER             OWNED         WARRANTS        OWNED       OUTSTANDING
------------------------------------   ------------   ------------   ------------   -----------
Donald A. Wojnowski Jr. (1) ........             -        375,000        375,000         3.6%
Bradley L. Gordon (2) ..............        22,159         88,522        110,681         1.1%
Steven M. Rabinovici (4,5) .........     4,468,180        910,000      5,378,180        51.7%
John C. Rudy (3) ...................             -         60,000         60,000          .6%
Kirk M. Warshaw (3) ................             -         60,000         60,000          .6%
James M. Matthew (6) ...............             -         25,000         25,000          .2%
John J. Wilson (7) .................             -         50,000         50,000          .5%
Stephen J. DeGroat (8,10) ..........       524,118              -        524,118         5.0%
William F. Moreno (9,10) ...........       249,688              -        249,688         2.4%
Kevin M. Gagne (4,5) ...............     1,294,800              -      1,294,800        12.5%
Jesup & Lamont Holding Corp (10) ...     1,650,154              -      1,650,154        15.9%
All directors and executive officers
 as a group (9 individuals) ........     5,264,145      1,568,522      6,832,667        65.7%
_________

*A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 26, 2007 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 26, 2007, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(1) Mr. Wojnowski owns options to purchase 425,000 shares of common stock at $2.00 per share, of which a total of 375,000 shares are exercisable within 60 days from March 26, 2007.

(2) Mr. Gordon, in addition to owning 22,159 shares of common stock, owns options that are currently eligible to purchase 20,000 shares at $1.10 per share, 50,000 shares at $2.05 per share, 10,000 shares at $2.82 per shares, and 8,522 shares at $3.38 per shares, as well as warrants to purchase 8,522 shares of common stock at $5.46 per share. A total of 88,522 shares are exercisable within 60 days from March 26, 2007.

(3) Mr. Rudy and Mr. Warshaw each own options that are currently eligible to purchase 50,000 shares of our common stock at $2.05 per share and 10,000 shares at $2.82 per share, all of which are exercisable within 60 days from March 26, 2007.

(4) The Gagne First Revocable Trust owns 941,700 shares of our common stock on record and 7,062 shares of Series C preferred stock that are currently eligible to be converted into 353,100 shares of our common stock. The Gagne First Revocable Trust delivered to EFH Partners, LLC irrevocable proxies, dated May 20, 2005, covering 1,050,000 shares of our common stock. Series F preferred stock purchasers purchased 500,000 of these options in March 2006 with the balance of 550,000 options currently eligible to be exercised by EFH Partners, LLC.

(5) Steven M. Rabinovici has dispositive and voting power with respect to (a) 4,468,180 shares of our common stock owned of record by EFH Partners, LLC, (b) warrants to purchase 60,000 shares of our common stock at $1.50 per share, (c) warrants to purchase 200,000 shares of our common stock at $2.00 per share, (d) options to purchase 200,000 shares of our common stock at $2.00 per share, and
(e) 550,000 shares of our common stock, which are covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote theses shares on all matters, except that without the approval of the Gagne First Revocable Trust, these shares may not be voted in favor of (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. Mr. Rabinovici is the manager of EFH Partners, LLC and has the right to vote these shares of our common stock. (See footnote 4 above). A total of 910,000 shares are exercisable within 60 days from March 26, 2007.

(6) Mr. Matthew owns options to purchase 50,000 shares of common stock at $4.85 per share and 150,000 shares at $3.38 per share, of which 25,000 shares are exercisable within 60 days from March 26, 2007.

(7) Mr. Wilson owns options to purchase 50,000 shares of common stock at $4.85 per share and 100,000 shares at $2.94 per share, of which 50,000 shares are exercisable within 60 days from March 26, 2007.

(8) Mr. DeGroat owns (a) options to purchase 325,000 shares of common stock at $4.67 per share, and (b) 524,118 of the 1,650,154 shares of our common stock owned by Jesup & Lamont Holding Corporation. Mr. DeGroat and Mr. Moreno are part of the controlling shareholders of Jesup & Lamont Holding Corporation. None of the options are exercisable within 60 days from March 26, 2007.

(9) Mr. Moreno owns (a) options to purchase 175,000 shares of common stock at $4.67 per share, and (b) 249,688 of the 1,650,154 shares of our common stock owned by Jesup & Lamont Holding Corporation. Mr. DeGroat and Mr. Moreno are part of the controlling shareholders of Jesup & Lamont Holding Corporation. None of the options are exercisable within 60 days from March 26, 2007.

(10) Mr. DeGroat and Mr. Moreno are part of the controlling shareholders of Jesup & Lamont Holding Corporation, which owns 1,650,154 shares of our common stock.

         For information regarding securities authorized under our equity compensation plan, see Item 5.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
------------------------------------------------------------------------------

         The following is a discussion of certain relationships and related transactions for the years ended December 31, 2006 and 2005. In the opinion of management, the terms of these transactions were as fair to the Company as could have been made with unrelated parties.

2006:

         We redeemed 4,989 shares of Series E convertible preferred stock for $374,363. The remaining 8,344 shares of Series E stock were converted to 178,290 shares of common stock. These shares had been held by Steven M. Horowitz, one of two managing members of EFH Partners.

         The 7,000 outstanding shares of Series B convertible preferred stock, owned by EFH Partners, were converted into 1,166,666 shares of common stock.

         We issued a $1 million short term note to EFH Partners. This note was extended on February 28, 2007 to a new maturity date of April 1, 2008. The new note bears interest at 4%, is payable on maturity and is subordinated to all other debt.

2005:

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

      o The Company sold (a) 7,000 shares of Series B Convertible Preferred Stock and (b) options to acquire 1,666,666 shares of common stock at an exercise price of $.60 per share, in exchange for $500,000 of cash and cancellation of a $200,000 note previously made by us which note was held by EFH Partners, LLC. According to its Certificate of Designation, the Series B Convertible Preferred Stock had a stated value of $100 per share, and was entitled to cumulative dividends, pari passu with the Company's Series C Convertible Preferred Stock, at an annual rate per share of 3% of the stated value. It ranked prior to our Common Stock and had a conversion price of $0.60 per share, adjustable for stock splits, dividends, capital reorganizations, mergers or sale of substantially all of the company's assets. It was convertible at any time at the option of the holder to such number of shares of common stock as shall be determined by dividing the stated value by the current conversion price;

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

DIRECTOR INDEPENDENCE

         The Board has determined that Bradley L. Gordon, John C. Rudy and Kirk
M. Warshaw (the "Independent Directors") are independent as that term is defined in the listing standards of the AMEX. As disclosed above, the Independent Directors are the sole members of the Audit Committee and are independent for such purposes. Bradley L. Gordon, John C. Rudy and Kirk M. Warshaw are the sole members of the Compensation Committee and are independent for such purposes.

         In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2006, disclosed in "Item 10 - Executive Compensation - Director Compensation" above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

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

10.1         Amended and Restated 2000 Incentive Compensation Plan (9)

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

10.15 Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (8)

10.16        Employment Agreement with Donald A. Wojnowski dated June 1, 2005

10.17        Employment Agreement with Steven M. Rabinovici dated June 1, 2005

10.18        Employment Agreement with John J. Wilson dated November 15, 2005

10.19        Employment Agreement with James M. Matthew dated May 15, 2006 (13)

10.20 Stock Purchase Agreement, dated September 14, 2006, among Empire Financial Holding Company, Jesup & Lamont Securities Corporation, and Jesup & Lamont Holding Corporation. (14)

10.21        Amendment No. 1 to Stock Purchase Agreement, dated November, 10,
             2006 (15)

10.22        Amendment No. 2 to Stock Purchase Agreement, dated November, 10,
             2006 (16)

10.23        Form of Debenture (17)

10.24        Form of Warrant (18)

10.25        Form of Securities Purchase Agreement (19)

10.26        Form of Registration Rights Agreement (20)

14.1         Code of Ethical Conduct(9)

21.1         Subsidiaries of Empire Financial Holding Company(9)

23.1         Consent of Miller, Ellin & Company, LLP

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

(10) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated June 25, 2004.

(11) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 8, 2005.

(12) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated November 23, 2005.

(13) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated May 15, 2006.

(14) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated September 14, 2006.

(15) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated November 10, 2006.

(16) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated November 10, 2006.

(17) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 7, 2007.

(18) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 7, 2007.

(19) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 7, 2007.

(20) Incorporated by reference from the exhibits filed with Empire Financial Holding Company's Current Report on Form 8-K dated March 7, 2007.


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
------------------------------------------------

         During the fourth quarter of 2005, we hired Miller, Ellin & Company to perform our annual audit, review our quarterly and annual SEC filings and prepare our tax returns. Prior to the engagement of our new accounting firm, the Sweeney, Gates & Co. had served as our independent public accountants since 1999.

         All fees paid in 2005 were paid to Sweeney, Gates & Company with the exception of fees paid to Ohab and Company for tax services rendered in conjunction with our annual federal and state tax returns in addition to payroll tax services.

AUDIT FEES.

         The aggregate fees billed for professional services rendered by Miller, Ellin & Company and Sweeney, Gates & Co. for the audit of our annual financial statements and for the review of our interim financial statements, which are included in our Annual Report on Form 10-KSB and in our Quarterly Reports on Form 10-QSB, and services that are normally provided in connection with statutory and regulatory filings or engagements for fiscal year 2006 were $77,294 to Miller Ellin & Company, and were $81,413 to Sweeney Gates & Company and $166,890 to Miller Ellin & Company, for fiscal year 2005.

AUDIT-RELATED FEES.

         The aggregate fees for assurance and related services billed by the Firms that were reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above for fiscal year 2006 were $134,672 paid to Miller, Ellin & Company, which were primarily in connection with the filing of our registration statement on Form S-3. The aggregate fees for assurance and related services billed by the Firms that were reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above for fiscal year 2005 were $63,282 paid to Miller, Ellin & Company.

TAX FEES.

         The aggregate fees billed for professional services for tax compliance, tax advice and tax planning by Miller, Ellin & Company were $29,434 for fiscal year 2006 and $25,325 by Ohab and Company for fiscal year 2005.

ALL OTHER FEES.

         There were fees in the amount of $31,021 and $2,944 in 2006 and 2005, respectively, billed by Miller Ellin & Company for products and services other than above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to preapprove services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EMPIRE FINANCIAL HOLDING COMPANY


Dated    March 30, 2007                By: /s/ Donald A. Wojnowski Jr.
                                       -------------------------------
                                       Donald A. Wojnowski Jr., President
                                       (Principal Executive Officer)


Dated    March 30, 2007                By: /s/ James M. Matthew
                                       -----------------------
                                       James M. Matthew, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in then capacities and on the dates indicated.

Signatures                    Title                             Date

/s/ Donald A. Wojnowski Jr.   President and Director,           March 30, 2007
---------------------------   (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ James M. Matthew          Chief Financial Officer,          March 30, 2007
--------------------          (Principal Financial Officer and
James M. Matthew              Principal Accounting Officer)

/s/ John C. Rudy              Director                          March 30, 2007
----------------
John C. Rudy

/s/ Bradley L. Gordon         Director                          March 30, 2007
---------------------
Bradley L. Gordon

/s/ Steven M. Rabinovici      Director                          March 30, 2007
------------------------
Steven M. Rabinovici

/s/ Kirk M. Warshaw           Director                          March 30, 2007
-------------------
Kirk M. Warshaw

                        EMPIRE FINANCIAL HOLDING COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm .................... F-2

Consolidated Statement of Financial Condition December 31, 2006 ............ F-3

Consolidated Statements of Operations Years Ended December 31, 2006
 and 2005 .................................................................. F-4

Consolidated Statements of Cash Flows Years Ended December 31, 2006
 and 2005 .................................................................. F-5

Consolidated Statements of Changes in Stockholders' Equity Years Ended
 December 31, 2006 and 2005 ................................................ F-7

Notes to Consolidated Financial Statements ................................. F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Financial Holding Company and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Empire Financial Holding Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Empire Financial Holding Company and Subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Miller, Ellin & Company, LLP

New York, New York
March 29, 2007

                        EMPIRE FINANCIAL HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 2006

Assets:

  Cash and cash equivalents .....................................  $    990,085
  Marketable securities owned, at market value ..................     4,893,488
  Securities not readily marketable, at estimated fair value ....       882,005
  Commissions receivable from clearing organization .............     2,081,806
  Other receivables .............................................     1,306,468
  Deposits at clearing organization .............................     1,533,774
  Furniture and equipment, net ..................................       636,621
  Prepaid expenses and other assets .............................     1,352,396
  Deferred tax assets ...........................................     2,117,000
  Cash in escrow ................................................       350,000
  Notes receivable ..............................................     4,792,578
  Intangible assets, net ........................................    12,849,529
                                                                   ------------

    Total assets ................................................  $ 33,785,750
                                                                   ============

Liabilities and stockholders' equity

Liabilities:

  Accounts payable, accrued expenses and other liabilities ......  $  4,790,974
  Due to clearing organizations .................................     2,161,881
  Securities sold, but not yet purchased, at market value .......     1,399,230
  Notes payable .................................................     7,473,200
                                                                   ------------

    Total liabilities ...........................................  $ 15,825,285
                                                                   ------------

Commitments and contingencies

Stockholders' equity:

  Convertible preferred stock, series C and F
    $.01 par value 1,000,000 shares authorized
    873,201 issued and outstanding ..............................  $      8,732
  Common stock, $.01 par value
    100,000,000 shares authorized
    10,364,880 shares issued and outstanding ....................       103,649
  Additional paid-in capital ....................................    23,808,181
  Accumulated deficit ...........................................    (5,960,097)

                                                                   ------------

    Total stockholders' equity ..................................  $ 17,960,465
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $ 33,785,750
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                             2006             2005
                                                                         -------------   -------------
Revenues:
  Commissions and fees ................................................  $ 20,373,890    $ 16,767,506
  Trading income ......................................................    11,724,530       5,451,815
  Investment banking income ...........................................     3,543,625         266,410
                                                                         ------------    ------------

                                                                           35,642,045      22,485,731
                                                                         ------------    ------------

Expenses:
  Employee compensation and benefits ..................................    10,927,254       4,789,976
  Commissions and clearing costs ......................................    19,181,312      15,070,113
  General and administrative ..........................................     4,662,492       2,287,449
  Communications and data processing ..................................       381,049         225,844
                                                                         ------------    ------------

                                                                           35,152,107      22,373,382
                                                                         ------------    ------------

Income from operations ................................................       489,938         112,349
                                                                         ------------    ------------

Other income (expenses):
  Interest income .....................................................       432,949         210,386
  Interest expense ....................................................      (912,236)       (154,254)
  Income from sale of customer list ...................................             -         452,000
  Provision for SEC settlement ........................................             -        (275,000)
                                                                         ------------    ------------

                                                                             (479,287)        233,132
                                                                         ------------    ------------

Income before income taxes ............................................        10,651         345,481
Income tax benefit ....................................................             -       2,117,000
                                                                         ------------    ------------
Net income ............................................................        10,651       2,462,481

Preferred stock dividends .............................................      (231,372)       (167,512)
                                                                         ------------    ------------

Net income (loss) applicable to common shareholders ...................  $   (220,721)    $ 2,294,969
                                                                         ============    ============

Basic and diluted earnings (loss) per share applicable to common stockholders:

  Earnings (loss) per share-basic and diluted .........................  $      (0.03)   $       0.44
                                                                         ============    ============
  Earnings (loss) per share diluted ...................................  $      (0.03)   $       0.38
                                                                         ============    ============

Weighted average shares outstanding:
  Basic ...............................................................     7,102,379       5,160,133
                                                                         ============    ============
  Diluted .............................................................     7,102,379       6,084,538
                                                                         ============    ============

                   See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                              2006            2005
                                                                         -------------   -------------
Cash flows from operating activities
  Net income ..........................................................   $    10,651     $ 2,462,481

  Adjustments to reconcile net income to net cash
   Used by operating activities:
    Depreciation and amortization .....................................       363,305          77,443
    Amortization of customer lists ....................................        21,644               -
    Amortization of warrants and note discount ........................       729,914               -
    Stock compensation expense ........................................       318,688          63,684
    Deferred taxes ....................................................             -      (2,117,000)
    Reimbursement of trading losses ...................................    (1,348,357)              -
    Proceeds from of sale of customer list ............................             -        (452,000)
    Reversal of non-cash charge for stock .............................             -        (240,000)
    Unrealized (gain) loss on securities ..............................      (476,421)        460,543
    Non-cash compensation expense .....................................             -          88,480
    Deferred rent amortization ........................................       (54,108)              -
    Value of warrants received for services ...........................      (872,285)              -
  (Increase) decrease in operating assets:
    Commissions receivable from clearing organizations ................      (650,286)       1,597,305
    Deposits at clearing organizations ................................      (360,086)       (768,916)
    Other receivables .................................................      (420,302)              -
    Marketable trading account securities, net ........................      (158,555)     (1,135,894)
    Non marketable trading account securities, net ....................       156,189               -
    Prepaid expenses and other assets .................................      (486,151)       (294,488)
    Cash in escrow ....................................................             -        (350,000)
  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ..........       324,731        (669,833)
    Securities sold, but not yet purchased ............................     1,137,547               -
    Due to clearing organizations .....................................        92,043               -
                                                                          -----------     -----------
      Total adjustments ...............................................    (1,682,490)     (3,740,676)
                                                                          -----------     -----------

      Cash used by operating activities ...............................    (1,671,839)     (1,278,195)

Cash flows from investing activities
  Purchases of furniture and equipment ................................      (472,614)       (162,179)
  Issuances of notes receivable .......................................    (3,993,791)     (1,806,701)
  Cash paid for acquisition of Jesup ..................................    (1,464,539)              -
  Proceeds from sale of customer list .................................             -         452,000
  Payments on notes receivable ........................................       992,781          15,133
                                                                          -----------     -----------

    Total cash used by investing activities ...........................    (4,938,163)     (1,501,747)
                                                                          -----------     -----------
Cash flows from financing activities
  Payments on notes payable ...........................................      (779,167)     (1,721,528)
  Proceeds from issuance of notes payable .............................     5,424,000       1,825,000
  Proceeds from line of credit ........................................             -         350,000
  Proceeds from sale of preferred stock ...............................     2,814,993       2,350,000
  Proceeds from sale of common stock ..................................       725,000               -
  Redemption of preferred stock .......................................      (374,363)              -
  Proceeds from sale of options .......................................             -         750,000
  Fees paid for sale of stock .........................................      (364,449)       (342,609)
  Preferred stock dividends ...........................................      (151,526)              -
  Stock subscriptions receivable ......................................             -          50,000
  Payment to former shareholder .......................................       (75,000)              -
  Cash overdraft ......................................................             -        (144,202)
                                                                          -----------     -----------

    Total cash provided by financing activities .......................     7,219,488       3,116,661
                                                                          -----------     -----------

  Net increase in cash and cash equivalents ...........................       609,486         336,719

  Cash and cash equivalents at beginning of period ....................       380,599          43,880
                                                                          -----------     -----------

  Cash and cash equivalents at end of period ..........................   $   990,085     $   380,599
                                                                          ===========     ===========
                                                                                  (continued)
                   See accompanying notes to the consolidated financial statements.

                           EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (continued)
                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                              2006            2005
                                                                         -------------   -------------
Supplemental cash flow information:

  Interest paid .......................................................   $    43,001     $   154,254
                                                                          ===========     ===========

Supplemental disclosures of non-cash investing and financing activities:

  Conversion of debt to equity ........................................   $   200,000     $ 1,448,951
                                                                          ===========     ===========

  Marketable securities received from call of secured demand notes ....   $ 1,348,357     $         -
                                                                          ===========     ===========

  Accrued preferred stock dividends ...................................   $   129,316     $    56,220
                                                                          ===========     ===========

  Conversion of preferred stock .......................................   $ 1,525,638     $         -
                                                                          ===========     ===========

  Issuance of common stock and stock options for acquisition of Jesup .   $10,087,748     $         -
                                                                          ===========     ===========

  Issuance of common stock to outside consultant as compensation for
   services provided in Series F preferred stock financing ............   $   232,500     $         -
                                                                          ===========     ===========

  Issuance of note payable for acquisition of Jesup ...................   $ 2,500,000     $         -
                                                                          ===========     ===========

  Accrued liabilities for acquisition of Jesup ........................   $ 1,459,025     $         -
                                                                          ===========     ===========

  Deemed dividends from beneficial conversion feature on preferred
   stock ..............................................................   $         -     $   111,292
                                                                          ===========     ===========

  Conversion of accounts payable to preferred stock and warrants ......   $         -     $   543,178
                                                                          ===========     ===========

  Conversion of accounts payable to debt ..............................   $         -     $   100,000
                                                                          ===========     ===========

  Marketable securities acquired through issuance of
    Series E preferred stock at market value ..........................   $         -     $   783,750
                                                                          ===========     ===========

                   See accompanying notes to the consolidated financial statements.

                                          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                    Series A         Series B         Series C         Series D        Series E         Series F
                                Preferred Stock  Preferred Stock  Preferred Stock  Preferred Stock  Preferred stock  Preferred stock
                                ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
                                Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount
                                -------  ------  -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
Balances at January 1, 2005 ..   10,000  $  100        -  $    -        -  $    -        -  $    -        -  $    -        -  $    -

Sale of common stock .........        -       -        -       -        -       -        -       -        -       -        -       -
Conversion of note to common
  stock ......................        -       -        -       -        -       -        -       -        -       -        -       -
Sale of preferred stock
  Series B ...................        -       -    7,000      70        -       -        -       -        -       -        -       -
Sale of preferred stock
  Series C ...................        -       -        -       -    7,062      71        -       -        -       -        -       -
Sale of preferred stock
  Series D ...................        -       -        -       -        -       -    2,000      20        -       -        -       -
Cancellation of preferred
  stock Series A .............  (10,000)   (100)       -       -        -       -        -       -        -       -        -       -
Sale of preferred stock
  Series E ...................        -       -        -       -        -       -        -       -   13,333     133        -       -
Conversion of convertible 10%
  promissory notes to
  common stock ...............        -       -        -       -        -       -        -       -        -       -        -       -
Charge to paid-in-capital for
  capital costs associated
  with change of control and
  issuance of common and
  preferred stock ............        -       -        -       -        -       -        -       -        -       -        -       -
Reversal of common stock
  issued for establishment of
  independent office .........        -       -        -       -        -       -        -       -        -       -        -       -
Conversion of options to
  common stock ...............        -       -        -       -        -       -        -       -        -       -        -       -
Amortization of restricted
  stock ......................        -       -        -       -        -       -        -       -        -       -        -       -
Dividends accrued on preferred
  stock ......................        -       -        -       -        -       -        -       -        -       -        -       -
Net income ...................        -       -        -       -        -       -        -       -        -       -        -       -
                                -------  ------  -------  ------  -------  ------  -------  ------  -------  ------  ------- -------
Balances at December 31, 2005         -       -    7,000      70    7,062      71    2,000      20   13,333     133        -       -

Sale of common stock .........        -       -        -       -        -       -        -       -        -       -        -       -
Conversion of notes to
  common stock ...............        -       -        -       -        -       -        -       -        -       -        -       -
Sale of preferred stock
  Series F ...................        -       -        -       -        -       -        -       -        -       -  866,139   8,661
Fees for sale of preferred
  stock ......................        -       -        -       -        -       -        -       -        -       -        -       -
Redeem preferred stock
  Series E ...................        -       -        -       -        -       -        -       -   (4,989)    (50)       -       -
Conversion preferred stock
  Series E ...................        -       -        -       -        -       -        -       -   (8,344)    (83)       -       -
Conversion preferred stock
  Series B ...................        -       -   (7,000)    (70)       -       -        -       -        -       -        -       -
Conversion preferred stock
  Series D ...................        -       -        -       -        -       -   (2,000)    (20)       -       -        -       -
Payment of services with
  common stock ...............        -       -        -       -        -       -        -       -        -       -        -       -
Settlement fee to former
  officer ....................        -       -        -       -        -       -        -       -        -       -        -       -
Exercise of warrants to common
  stock ......................        -       -        -       -        -       -        -       -        -       -        -       -
Acquisition of Jesup .........        -       -        -       -        -       -        -       -        -       -        -       -
Preferred stock dividends ....        -       -        -       -        -       -        -       -        -       -        -       -
Net income ...................        -       -        -       -        -       -        -       -        -       -        -       -
                                -------  ------  -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
Balances at December 31, 2006         -  $    -        -  $    -    7,062  $   71        -  $    -        -  $    -  866,139  $8,661
                                =======  ======  =======  ======  =======  ======  =======  ======  =======  ======  =======  ======
                                                                                                                         (continued)
                                  See accompanying notes to the consolidated financial statements.

                                          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                             (continued)

                                   Common Stock         Additional                                    Stock
                                ---------------------     paid-in     Accumulated     Deferred     subscriptions
                                  Shares      Amount      capital       deficit     compensation    receivable       Totals
                                ----------   --------   -----------   -----------   ------------   -------------   -----------
Balances at January 1, 2005 ..   3,513,025   $ 35,131   $ 6,215,189   $(8,034,345)  $   (63,683)   $    (50,000)   $(1,897,608)

Sale of common stock .........   3,071,516     30,715     2,316,207             -             -          50,000      2,396,922
Conversion of note to common
  stock ......................      50,000        500        49,500             -             -               -         50,000
Sale of preferred stock
  Series B ...................           -          -       699,930             -             -               -        700,000
Sale of preferred stock
  Series C ...................           -          -       736,219             -             -               -        736,290
Sale of preferred stock
  Series D ...................           -          -       199,980             -             -               -        200,000
Cancellation of preferred
  stock Series A .............           -          -      (299,900)            -             -               -       (300,000)
Sale of preferred stock
  Series E ...................           -          -     1,033,617             -             -               -      1,033,750
Deemed dividends from
  beneficial conversion
  feature on preferred stock .           -          -       111,292      (111,292)            -               -              -
Conversion of convertible 10%
  promissory notes to common
  stock ......................     108,835      1,088       271,000             -             -               -        272,088
Charge to paid-in-capital for
  capital costs associated
  with change of control and
  issuance of common and
  preferred stock ............           -          -      (342,609)            -             -               -       (342,609)
Reversal of common stock
  issued for establishment of
  independent office .........    (200,000)    (2,000)     (238,000)            -             -               -       (240,000)
Conversion of options to
  common stock ...............      55,629        556        87,924             -             -               -         88,480
Amortization of restricted
  stock ......................           -          -             -             -        63,683               -         63,683
Dividends accrued on preferred
  stock ......................           -          -             -       (56,220)            -               -        (56,220)
Net income ...................           -          -             -     2,462,481             -               -      2,462,481
                                ----------   --------   -----------   -----------   -----------    ------------    -----------
Balances at December 31, 2005    6,599,005    $65,990   $10,840,349   $(5,739,376)  $         -    $          -    $ 5,167,257

Sale of common stock .........     290,000      2,900       722,100             -             -               -        725,000
Payment of consultant with
  common stock ...............      75,000        750         (750)             -             -               -              -
Sale of preferred stock
  Series F ...................           -          -     2,806,332             -             -               -      2,814,993
Fees for sale of preferred
  stock ......................           -          -      (596,949)            -             -               -       (596,949)
Fees paid in stock for sale of
  preferred stock ............           -          -       232,500             -             -               -        232,500
Redeem preferred stock
  Series E ...................           -          -      (374,313)            -             -               -       (374,363)
Conversion preferred stock
  Series E ...................     178,290      1,783        (1,700)            -             -               -              -
Conversion preferred stock
  Series B ...................   1,166,666     11,666       (11,596)            -             -               -              -
Conversion preferred stock
  Series D ...................     100,000      1,000          (980)            -             -               -              -
Conversion of notes to stock .     110,000      1,100       198,900             -             -               -        200,000
Payment to former shareholder            -          -       (75,000)            -             -               -        (75,000)
Exercise of warrants to common
  stock ......................      98,853        989          (989)            -             -               -              -
Amortization of stock options .          -          -       318,688             -             -               -        318,688
Amortization of warrants ......          -          -       713,936             -             -               -        713,936
Acquisition of Jesup - stock     1,650,154     16,502     5,907,551             -             -               -      5,924,053
Acquisition of Jesup - options                            3,131,071             -             -               -      3,131,071
Payment of fees in stock ......     96,912        969         (969)             -             -               -              -
Preferred stock dividends ....           -          -             -      (231,372)            -               -       (231,372)
Net income ...................           -          -             -        10,651             -               -         10,651
                                ----------   --------   -----------   -----------   -----------    ------------    -----------
Balances at December 31, 2006   10,364,880   $103,649   $23,808,181   $(5,960,097)  $         -    $          -    $17,960,465
                                ==========   ========   ===========   ===========   ===========    ============    ===========

                                  See accompanying notes to the consolidated financial statements.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - Empire Financial Holding Company (the "Company"), a Florida corporation, owns Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("Jesup"). All intercompany transactions and accounts have been eliminated in consolidation.

EFG and Jesup are introducing securities broker dealers which provide brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives. EIA and Jesup provide fee-based investment advisory services to their customers.

The Company's executive offices are located in Longwood, Florida with independent registered representatives throughout the United States. Jesup's main offices are in New York City.

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

COMMISSIONS RECEIVABLE FROM CLEARING ORGANIZATIONS - Receivables from broker dealers and clearing organizations represent monies due to the Company from its clearing agents for transactions processed.

DEPOSITS AT CLEARING ORGANIZATIONS - The Company is required, by its clearing agreements, to maintain deposits with its clearing organizations.

FURNITURE AND EQUIPMENT, NET - Property and equipment are recorded at cost. Depreciation on property and equipment is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

INTANGIBLE ASSETS - Intangible assets consist of customer lists and trademark. The customer lists are being amortized on a straight line basis over their expected economic lives. The trademark is not amortized but instead will be annually evaluated for impairment. If it is determined that the trademark is impaired it will be written down to its estimated fair value. The customer lists are being amortized straight line over 10 years.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets. The Company recognizes an impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairments were recorded for the years ended December 31, 2006 and 2005.

SECURITIES TRANSACTIONS - Securities transactions and the related revenues and expenses are recorded on a trade date basis.

TRADING INCOME - Consists of net realized and net unrealized gains and losses on securities traded for the Company's own account. Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis.

MARKET-MAKING ACTIVITIES - Securities owned and securities sold, not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

ACCOUNTING FOR CONTINGENCIES - We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.

INCOME TAXES - The Company accounts for income taxes on an asset and liability approach to financial accounting and reporting. Deferred income tax assets and liabilities are the tax effects differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

3. STOCK BASED COMPENSATION

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

During the year ended December 31, 2006, in addition to the stock options granted for the acquisition of Jesup, the Company granted options to acquire 410,022 shares of the Company's common stock, with exercise prices of $2.82 - $4.85 per share and an aggregate fair values of $871,802. In connection with these grants, the Company recorded compensation charges of $318,688 for the year ended December 31, 2006, relating to the amortization of the fair value associated with these grants. The Company will amortize the remaining values over the remaining vesting periods of the options.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                       Years ended December 31,
                                                         2006           2005
                                                     -----------    -----------
Net income (loss) applicable to common
  stockholders as reported .......................   $  (220,721)   $ 2,294,969

Subtract stock-based employee
  compensation expense related to stock
  options determined under the fair value method .      (553,930)     (383,172)

Add (deduct) amounts charged (credited) to
   compensation expense ..........................             -        152,163
                                                     -----------    -----------
  Pro forma ......................................   $  (774,651)   $ 2,063,960
                                                     ===========    ===========

Net income (loss) per share applicable to
 common stockholders:
  As reported:
     Basic: ......................................   $     (0.03)   $      0.44
                                                     ===========    ===========
     Diluted: ....................................   $     (0.03)   $      0.38
                                                     ===========    ===========
  Pro forma:
     Basic: ......................................   $     (0.11)   $      0.40
                                                     ===========    ===========
     Diluted: ....................................   $     (0.11)   $      0.34
                                                     ===========    ===========

The pro forma impact of options on the net income (loss) for the years ended December 31, 2006 and 2005 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of additional years of stock option grants.

Prior to 2004, the Company used a volume weighted average price to determine the fair value of the Company's stock on the option grant date. Beginning in 2004 and thereafter, the Company has used end of day trading prices on the option grant date to determine the fair value of the Company's stock.

The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Expected dividend yield ..........................    None
Risk-free interest rate ..........................    4.37%
Expected life ....................................    3.0 years
Volatility .......................................    100.5%

4. CHANGE OF CONTROL

On March 8, 2005, the Company entered into a stock purchase agreement with a Delaware limited liability company, (the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser shares of convertible preferred stock with a stated value of $700,000, in exchange for $500,000 of cash and cancellation of a $200,000 note previously issued by the Company to an affiliate of the Purchaser. The preferred stock was convertible into shares of the Company's common stock at $.60 per share. In addition to the issuance of the preferred stock, the Company received at closing a loan from the Purchaser in the amount of $250,000. Concurrent with these transactions, the Company granted to the Purchaser an option to acquire an additional 1,666,666 common shares at an exercise price of $.60 per share. The Purchaser exercised their option in June of 2005 whereby the Company received cash in the amount of $750,000 and satisfied the $250,000 note in exchange for the issuance of 1,666,666 shares of the Company's common stock.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Due to the above transaction, the Purchaser has gained control of the Company from the former officer. No prior relationship existed between the Purchaser and the Company or its management.

5. ACQUISITION OF JESUP & LAMONT SECURITIES CORPORATION

On November 16, 2006, we acquired all of the outstanding shares of Jesup & Lamont Securities Corporation, a registered broker dealer, from its parent Jesup & Lamont Holding Corporation and three private investors. There were no material relationships, other than in respect of the acquisition transaction, between EFH and Jesup or between that entity and any director or officer or any associate of any such director or officer of EFH.

We paid a total of (i) $1,464,539 in cash, (ii) 1,650,154 shares of common stock with a fair value of $5.9 million, (iii) common stock options with three year vesting, ten year terms, and exercise prices from $4.31 - $4.67 per share exercisable into 1,342,000 shares of common stock, approximating a fair value of $3.1 million, (iv) a $2.5 million Note, bearing interest at 4% per annum, due in five years as to both principal and interest, (v) an account payable of $600,000, (vi) a stock grant of 200,000 shares of common stock, approximating a fair value of $632,000, and (vii) commissions and financing expenses of $678,000. The total purchase price was $14.5 million. The value of the 1,650,154 shares of common stock issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The Black-Scholes option valuation model was used to estimate the fair value of the options granted using the following assumptions:

Expected dividend yield ..........................    None
Risk-free interest rate ..........................    5.16%
Expected life ....................................    10.0 years
Volatility .......................................    52.0%

The acquisition of Jesup increased our consolidated revenues on an annualized basis by approximately 70%. We are actively pursuing other acquisition opportunities and plan to complete at least one additional acquisition in 2007. The acquisition of Jesup provides the platform upon which we can implement our acquisition strategy. The acquisition of Jesup also significantly strengthens our geographical presence in the Eastern United States.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:


Cash and cash equivalents ......................................   $          0

Marketable securities owned ....................................        774,540

Commissions and other receivables from clearing organization ...      1,069,252

Furniture and equipment, net ...................................        303,584

Other tangible assets ..........................................        890,509

Intangible assets ..............................................      4,439,343

Goodwill .......................................................      8,431,830
                                                                   ------------
         Total assets acquired .................................     15,909,058
                                                                   ------------
Accounts payable and accrued expenses ..........................     (1,328,438)

Other liabilities ..............................................       (130,587)
                                                                   ------------
         Total liabilities assumed .............................     (1,459,025)
                                                                   ------------
         Net assets acquired ...................................   $ 14,450,033
                                                                   ============

Of the $4,439,343 of acquired intangible assets, $3,282,077 was assigned to registered trademarks that are not subject to amortization and $1,157,266 was assigned to customer lists which are being amortized on a straight line basis over 10 years.

Supplemental Disclosure of Pro Forma Information:

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Jesup had occurred at January 1, 2005:

                                                       December       December
                                                       31, 2006       31, 2005
                                                       --------       --------

Revenues ..........................................  $ 53,383,726   $ 39,950,307

Net income (loss) applicable to common shareholders  $ (1,819,484)  $  1,205,328

Net income per share-Basic ........................  $      (0.26)  $       0.18

Net income per share-Diluted ......................  $      (0.26)  $       0.16

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

6. PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consists of the following:

                                                            Estimated
                                                           useful lives
                                                           ------------
         Equipment ......................   $ 179,485      5-7 years
         Computers ......................     696,014      5 years
         Furniture and fixtures .........     362,811      7 years
         Leasehold improvements .........     248,314      Life of the lease
                                            ---------
                                            1,486,624
         Less accumulated depreciation ..    (850,003)
                                            ---------
                                            $ 636,621
                                            =========

Depreciation expense charged to income was $163,871 in 2006 and $73,789 in 2005.

7. NOTES RECEIVABLE

The Company had advanced funds to the owner of the independent office on Long Island, New York processing its business through the Company. The Company has also made advances to certain registered representatives in its Company owned offices in San Francisco, CA and Boca Raton and Longwood, Florida. The notes receivable, by location, at December 31, 2006, were as follows:

                              Office             Amount
                              ------             ------

                       Long Island ...         $4,162,856
                       San Francisco .            595,000
                       Boca Raton ....             25,000
                       Longwood ......              9,722
                                               ----------
                       Total notes receivable  $4,792,578
                                               ==========

LONG ISLAND NOTE- Principal and interest payments on the Long Island note have been paid from the override commission and fees generated by the registered representatives of the Long Island office. The note payments were calculated using an amount that represents, the difference between commission payments to the registered representatives in that location and, ninety percent of gross commissions generated. Payments also included 50% of the income generated from the office's transaction charges. Principal payments on the note were $796,253 for the year ended December 31, 2006. Interest on the note amounted to $315,053 and $28,728 for the years ended December 31, 2006 and 2005, respectively. The note carried a 10% interest rate and matures on October 5, 2008 unless otherwise extended by mutual agreement.

In March 2007, we acquired the Long Island office. We paid (i) approximately $4.2 million in notes owed to EFH by the Office of Supervisory Jurisdiction ("OSJ"), and (ii) approximately $300,000 in cash and future compensation, for 100% of the OSJ's assets and operations. Approximately $170,000 of the future compensation is to be held in escrow pending the resolution of contingent claims against the OSJ. The total purchase price was approximately $4.5 million.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

8. MARKETABLE SECURITIES OWNED, AT MARKET VALUE

Marketable securities owned include $1,286,189 of securities which were received as a result of the Company calling secured demand notes receivable due from two of its employees to recover trading losses incurred by them for the year ended December 31, 2006. The recovered trading losses are included in trading income for the year ended December 31, 2006. The recovered trading losses related primarily to short sales of stock.

9. INTANGIBLE ASSETS

At December 31, 2006, intangible assets consisted of the following:

         Trademarks ..................................    $  3,282,077
         Customer lists ..............................       1,157,266
         Goodwill ....................................       8,431,830
                                                          ------------
                                                            12,871,173
                                                          ------------
         Less: accumulated amortization...............         (21,644)
                                                          ------------
                                                          $ 12,849,529
                                                          ============

10. NOTES PAYABLE

Notes payable at December 31, 2006, consisted of the following:

         Convertible notes payable to investors, interest payable
          at twenty percent on maturity. Notes mature February -
          May, 2007. Notes convertible into common stock at $3.00 -
          $3.25 per share. ........................................  $3,924,000

         Subordinated note payable to EFH Partners, interest of
          twenty percent payable at maturity on February 17, 2007.
          The note was  extended to April 1, 2008 at four percent
          interest. ...............................................   1,000,000

         Unsecured note payable to a Company registered
          representative which accrues interest at five percent
          per annum. Principal and interest payable on demand. ....     500,000

         Unsecured note payable to Jesup & Lamont Holding
          Corporation. Note accrues interest at four percent per
          annum with interest and principal payable at maturity of
          October 1, 2011. ........................................   2,500,000
                                                                     ----------
         Total principal payable. .................................   7,924,000

         Less: Unamortized discount on note to Jesup & Lamont
          Holding Corporation. ....................................    (450,800)
                                                                     ----------
         Notes payable ............................................  $7,473,200
                                                                     ==========

Interest on these notes totaled $338,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

11. LINE OF CREDIT PAYABLE

On December 31, 2005, the Company entered into a promissory note for a $2,500,000 line of credit with an unrelated third party. The note bore interest at 5% annually. At December 31, 2006 any outstanding balance has been paid in full and the credit line has been cancelled.

12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2006, accounts payable, accrued expenses And other liabilities consisted of the following:

         Accrued payroll and taxes..................................  $  880,757
         Accrued expenses and liabilities for Jesup acquisition ....   1,931,523
         Accrued commissions and management fees ...................     627,475
         Accrued preferred stock dividends .........................     129,316
         Accrued SEC regulatory reserve ............................     350,000
         Accounts payable ..........................................     289,974
         Other accrued expenses ....................................     581,929
                                                                      ----------
                                                                      $4,790,974
                                                                      ==========
13. TRADING INCOME

Trading income includes market making revenues which consist of net realized and net unrealized gains and losses on securities traded for the Company's own account. Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis. Trading revenues consisted of the following.

                                             Years ended December 31,
                                           ---------------------------
                                               2006            2005
                                           -----------     -----------

Net realized gains and losses .........    $11,276,147     $ 5,839,152
Unrealized gains ......................      3,741,170         347,871
Unrealized losses .....................     (3,292,787)       (735,208)
                                           -----------     -----------

Trading income, net ...................    $11,724,530     $ 5,451,815
                                           ===========     ===========

14. EARNINGS PER SHARE

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Calculation of net income(loss) per share is as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2006          2005
                                                       ----------   -----------
Numerator for net income (loss) per share:
Net income .........................................   $   10,651   $ 2,462,481
Preferred stock dividends and deemed dividends from
  beneficial conversion feature on preferred stock .     (231,372)     (167,512)
                                                       ----------   -----------
Income attributable to common stockholders-basic ...     (220,721)    2,294,969

Plus: preferred stock dividends-Series B, C & D ....            -        43,095
                                                       ----------   -----------
Income attributable to common stockholders-diluted .   $ (220,721)   $2,338,064
                                                       ==========   ===========
Denominator:
Basic weighted-average shares ......................    7,102,379     5,160,133
Outstanding options ................................            -       131,629
Outstanding warrants ...............................            -        73,598
Convertible preferred stock Series B ...............            -       719,178
                                                       ----------   -----------
Diluted weighted-average shares ....................    7,102,379     6,084,538
                                                       ==========   ===========
Basic and diluted income (loss) per share:
Basic income per share .............................   $    (0.03)  $      0.44
                                                       ==========   ===========
Diluted income per share ...........................   $    (0.03)  $      0.38
                                                       ==========   ===========

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earning per share:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2006          2005
                                                       ----------   -----------

Warrants ...........................................    1,952,070       403,022
Stock options ......................................    3,429,143     1,570,000
Convertible preferred stock series A ...............            -        76,654
Convertible preferred stock series C ...............      353,100       217,664
Convertible preferred stock series D ...............            -        61,644
Convertible preferred stock series E ...............            -        15,095
Convertible preferred stock series F ...............      866,139             -
Convertible notes ..................................    1,239,436       100,000

15. EQUITY

For the year ended December 31, 2006, the Company recorded the following stock, option and warrant transactions:

We sold 290,000 shares of common stock and 181,500 warrants to purchase common stock at an exercise price of $5.46 per share, for $725,000 in cash.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

We sold 866,139 shares of newly created Series F convertible preferred stock and warrants to acquire 433,069 shares of common stock at an exercise price of $4.50 per share, for $2,814,993 cash. The Series F preferred stock carries a cumulative 4% annual dividend.

We redeemed 4,989 shares of Series E convertible preferred stock for $374,363. The remaining 8,344 shares of Series E stock were converted to 178,290 shares of common stock.

The 7,000 outstanding shares of Series B convertible preferred stock were converted into 1,166,666 shares of common stock.

The 2,000 shares of outstanding shares of Series D convertible preferred stock were converted into 100,000 shares of common stock.

We issued a total of $3,924,000 of short term bridge notes. We also issued warrants as part of the bridge note financing to purchase a total of 550,000 shares of common stock at exercise prices ranging from $2.82 to $4.85 per share.

A total of $200,000 of convertible debt was converted into 110,000 shares of common stock.

For the acquisition of Jesup, we issued 1,650,154 shares of common stock and options to purchase 1,342,000 shares of common stock with three year vesting, ten year terms, and exercise prices from $4.31 - $4.67 per share.

We issued 75,000 shares of common stock to a consultant as compensation for services provided.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As a result of the completion of the above transactions, the Company was no longer controlled by a former officer at December 31, 2005.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

         Convertible Issue                             Conversion Price
         -----------------                             ----------------
         Series C preferred stock....................    $2.00
         Series F preferred stock....................    $3.25
         Convertible Notes ..........................    $3.00 - $3.25

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

16. STOCK OPTIONS -

The Company adopted the 2000 Incentive Compensation Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the board of directors. Of the stock options outstanding at December 31, 2006, 535,000 vested immediately upon grant, 1,280,022 vest over a two year period from the date of grant, 1,542,121 vest over a three year period from the date of Grant and 92,000 vest over a five year period from the date of grant.

The Company granted options to purchase 938,522 shares of the Company's common stock to officers and key employees during the year 2006 at a weighted average exercise price of $4.31. Of the 938,522 options granted, 100,000 options were granted to employees, 455,000 were granted to officers who are not members of the Board of Directors, 325,000 were granted to officers who are members of the Board of Directors and 58,522 were granted to outside members of the Board of Directors. A total of 50,000 options vest immediately, 283,522 options vest monthly over a two year period, and 605,000 options vest monthly over a three year period.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes stock options at December 31, 2006:

                  Outstanding Stock Options          Exercisable Stock Options
               ------------------------------     ------------------------------
                Weighted                            Weighted
                 Average     Weighted               Average     Weighted
 Exercise       Remaining    Average               Remaining    Average
   Price       Contractual   Exercise             Contractual   Exercise
   Range         Shares        Life     Price       Shares        Life     Price
-----------    -----------   --------   -----     -----------   --------   -----
$0.90-$1.00         90,000     2.77     $0.99          86,118     2.53     $0.99
$1.01-$2.00        357,121     7.46     $1.41         265,906     7.50     $1.33
$2.01-$3.00      1,300,000     8.35     $2.12         674,579     8.22     $2.08
$3.01-$4.00        158,522     4.92     $3.38               -        -     $   -
$4.01-$5.00      1,543,500     9.79     $4.50               -        -     $   -

The following table summarizes stock option activity for the years ended December 31, 2006 and 2005:

                                                2006                  2005
                                         -----------------     -----------------
                                         Weighted              Weighted
                                          Average               Average
                                         Exercise              Exercise
                                          Shares     Price      Shares     Price
                                         ---------   -----     ---------   -----

Outstanding at beginning of year......   2,074,514   $1.88       765,000   $1.35
Granted...............................   1,802,022    4.29     1,575,000    2.04
Exercised.............................     (77,393)   1.19      (200,000)   3.59
Cancelled.............................    (350,000)   2.01       (65,486)   1.17
                                         ---------             ---------
Outstanding at end of year............   3,449,143    3.14     2,074,514    2.04
                                         =========             =========

Exercisable at end of year............   1,747,121    2.55     1,011,437    1.30
                                         =========             =========
Weighted average fair value of
 options granted during the year 2006.       $2.22                 $1.89
                                         =========             =========

17. EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the "Plan"), provided to the employees of EFH, EFG, and EIA that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986. To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old. The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law. The Plan also provides that the Company may match employee contributions to the Plan. The Company did not make any contributions to the Plan during the years ended December 31, 2006 and 2005.

The Company has a second Plan which is provided to the employees of Jesup.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Jesup has a 401(k) retirement plan that conforms to and qualifies under articles 401 and 501 of the Internal Revenue Code of 1986. Employees are able to elect to reduce their salary by a specific percentage or dollar amount and have that amount contributed on a pre tax basis as a salary deferral. Employees are eligible to participate as of date of hire but must wait for "entry" until the first day of the next Plan year quarter after eligibility. The amount of salary deferral during any year for a Plan Participant cannot exceed the dollar limit imposed by applicable federal law. The Plan also provides that the Company may match employee contributions to the plan. Jesup did not make any contributions to the Plan since its acquisition by the Company.

18. INCOME TAXES

The federal and state income tax provision (benefit) for the years ended December 31, 2006 and 2005 is summarized as follows:

                                                          2006          2005
                                                      -----------   -----------
         Current
            Federal ................................  $         -   $         -
            State ..................................            -             -
                                                      -----------   -----------
                                                                -             -
                                                      -----------   -----------
         Deferred
            Federal ................................            -    (1,809,000)
            State ..................................            -      (308,000)
                                                      -----------   -----------
         Total provision (benefit) for income taxes   $         -   $(2,117,000)
                                                      ===========   ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses in prior periods that caused management to doubt, based on the available objective evidence; whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company had provided for full valuation allowance against its net deferred tax assets. During the year ended December 31, 2005 the Company eliminated the valuation allowance that had been recorded because management now believes that, based on current operations and future projections, the benefits arising from the deferred tax assets will be realized. The components of the Company's deferred tax assets at December 31, 2006 and 2005 were as follows:
                                                         2006           2005
                                                      -----------   -----------
         Deferred tax assets:
           Net operating loss carryforwards ........  $ 3,605,000   $ 1,446,000
           Depreciation and amortization ...........    1,035,000       645,000
           Other ...................................            -        26,000
                                                      -----------   -----------
           Deferred tax assets .....................    4,640,000     2,117,000
         Deferred tax liabilities:
           Value of warrants .......................     (349,000)            -
                                                      -----------   -----------
         Net deferred tax assets ...................    4,291,000     2,117,000
           Less:  Valuation allowance ..............   (2,174,000)            -
                                                      -----------   -----------
           Net deferred tax assets .................  $ 2,117,000   $ 2,117,000
                                                      ===========   ===========

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company has net operating loss carryforwards for federal tax purposes of approximately $9,014,000 which expire in years 2022 through 2025. The amount deductible per year is limited to approximately $576,000 under current tax regulations each for EFH and $640,000 for Jesup. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been are fully amortized or written off due to impairment as required under SFAS 142.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                      Year Ended December 31,
                                                     -------------------------
                                                         2006          2005
                                                     -----------   -----------
Computed tax at the federal statutory rate of 34% .  $     3,600   $   117,000
State taxes, net of federal benefit ...............         (600)      (37,000)
Operating loss carryforwards ......................   (2,252,000)   (1,446,000)
Amortization of intangibles .......................      (82,000)     (645,000)
Non-deductible compensation .......................      108,000      (105,000)
Other .............................................       49,000        (1,000)
Valuation allowance ...............................    2,174,000             -
                                                     -----------   -----------
Provision (benefit) for income taxes ..............  $         -   $(2,117,000)
                                                     ===========   ===========
Effective income tax rate .........................            -%         (613)%
                                                     ===========   ===========

19. COMMITMENTS AND CONTINGENCIES

Office Lease Commitments

The Company and its subsidiaries and company-owned branch offices lease office facilities under operating lease agreements. Lease expense totaled $522,296 and $223,678 for the year ended December 31, 2006 and 2005, respectively.

The following is a schedule by year of future lease commitments:

         Year Ending
         December 31,
         ------------
             2007             $  687,273
             2008                645,502
             2009                656,914
             2010                542,802
             2111                233,379
                              ----------
                              $2,765,870
                              ==========

Regulatory and Legal Matters

During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In connection with the settlement, EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main in office in Washington D.C. Pursuant to an agreement with a former officer EFG has recovered $75,000 of the amount placed in escrow. This escrow payment is represented in the Statement of Financial Condition at December 31, 2006 as cash in escrow. The corresponding liability of $350,000 is reflected in accrued expenses and other liabilities.

As Claimant, a competing brokerage firm commenced an arbitration by filing a Statement of Claim on October 14, 2005 before the NASD alleging, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against the Company for tortuous interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from the Company, although it fails to set forth an analysis which would justify such an award. The Company denies the material allegations of the Statement of Claim and is vigorously defending this action. The Company has also asserted a counterclaim against Claimant for unfair competition. The parties engaged in discovery and the hearing in this arbitration is scheduled May 8-11, 2007, continuing on May 29-June 1, 2007. This claim is associated with the Long island office we acquired in March 2007.

Jesup was a party to a customer arbitration seeking $650,000 in damages. The customer was awarded $150,000 in January 2007. The entire award was covered under the company's E&O insurance and has been paid by the insurance carrier.

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

Employment Agreements

The Company has employment agreements with several of it key officers and a director. The agreements typically are for a two year duration and can be cancelled by either party upon 90 days written notice. Currently the Company has six individuals who have employment agreements totaling $1,380,000 per year.

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

20. OFF BALANCE SHEET RISKS

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

In addition, we have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2006 at the market values of the securities and will incur a loss if the market value decreases subsequent to December 31, 2006.

21. CONCENTRATION OF CREDIT RISKS

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

22. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

Our broker dealer subsidiaries, EFG and Jesup, are subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, should not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

On February 6, 2006, EFG received a letter from the National Association of Securities Dealers ("NASD") threatening disciplinary action for failure to maintain required net capital during the period from September 2003 to February 14, 2005 and alleging its violation of other NASD rules. The NASD calculated the range of net capital deficiencies during that period as between approximately $488,000 and $1.833 million.

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

                EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On August 11, 2006, EFG was notified by the NASD that the NASD considered secured notes receivable from employees totaling $1,348,357 as non allowable assets which would have placed EFG in a net capital violation. Before giving effect to the NASD position, EFG had determined that its net capital at June 30, 2006 was $885,923, which exceeded the minimum net capital requirement by $364,423 (an excess amount challenged by the NASD). Although the Company disagrees with the NASD position, as a result of the notification from the NASD, on August 11, 2006, the Company called the demand notes and ordered its clearing company to sweep the securities pledged as collateral for the notes from a segregated account and deposit the securities in the name of EFG in its general marketable securities account. EFG then reclassified the amounts previously recorded as secured demand notes receivable as marketable securities owned, at market value. Further, pursuant to a request by the NASD, the Company also filed a net capital deficiency notification under Exchange Act Rule 17a 11 with the SEC and NASD on August 11, 2006.

At December 31, 2006, EFG reported net capital of $1,451,217, which was $929,717 above the required net capital of $521,500. At December 31, 2006, Jesup reported net capital of $358,443, which was $258,443 above the required net capital of $100,000.

The ratio of aggregate indebtedness to net capital was 1.15 to 1 for EFG and
2.73 to 1 for Jesup. EFG and Jesup are exempt from Rule 15c3-3 under Paragraph
(k) (2) (ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

23. SUBSEQUENT EVENTS

On March 6, 2007, we sold to accredited institutions and individual investors, units aggregating $7,282,434, consisting of (i) $6,387,159 in principal amount of debentures, (ii) $709,684 of common stock, with five-year warrants to purchase five shares of common stock for every one share of common stock. The debentures will have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The warrants are exercisable after six months from the date of issue at a price of $2.62 per share. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. Commissions and expenses for the offering approximated $550,000. The net proceeds of the offering totaling $6,732,434 were used to pay off $3.4 million of previously issued bridge notes and the remainder will be used for working capital.

On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. We have drawn $1.8 million of the line. The credit line is subject to certain debt covenants, carries interest payable monthly at Fifth Third Bank's prime rate. The line expires on February 1, 2008.

In March 2007, we acquired the Long Island office. We paid (i) approximately $4.2 million in notes owed to EFH by the OSJ, and (ii) approximately $300,000 in cash and future compensation, for 100% of the OSJ's assets and operations. Approximately $170,000 of the future compensation is to be held in escrow pending the resolution of contingent claims against the OSJ. The total purchase price was approximately $4.5 million.