Form 10QSB
period 2007-03-31
EMPIRE FINANCIAL HOLDING CO
filed 2007-05-15
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


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

As of May 4, 2007 there were 11,008,068 shares of common stock, par value $.01 per share, outstanding.

                        EMPIRE FINANCIAL HOLDING COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statement of Financial Condition,
         March 31, 2007 ..................................................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 2007 and 2006 ...................................     4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2007 and 2006 ............................     5

         Notes to Condensed Consolidated Financial Statements ............  6-16

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 17-19

Item 3.  Controls and Procedures .........................................    20


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    20

Item 3.  Defaults Upon Senior Securities .................................    21

Item 4.  Submission of Matters to a Vote of Security Holders .............    21

Item 5.  Other Information ...............................................    21

Item 6.  Exhibits ........................................................    21

Signatures ...............................................................    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EMPIRE FINANCIAL HOLDING COMPANY
       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                 March 31, 2007

Assets:

  Cash and cash equivalents .....................................  $  4,055,566
  Marketable securities owned, at market value ..................     3,711,292
  Securities not readily marketable, at estimated fair value ....     1,042,108
  Commissions and other receivables from clearing organization ..     1,151,275
  Deposits at clearing organization .............................     1,550,562
  Furniture and equipment, net ..................................       776,416
  Prepaid expenses and other assets .............................     3,744,066
  Deferred tax assets, net ......................................     2,117,000
  Cash in escrow ................................................       350,000
  Notes receivable ..............................................       587,070
  Intangible assets, net ........................................    17,213,288
                                                                   ------------

    Total assets ................................................  $ 36,298,643
                                                                   ============

Liabilities and stockholders' equity

Liabilities:

  Accounts payable, accrued expenses and other liabilities ......  $  3,014,889
  Due to clearing organizations .................................     3,072,047
  Securities sold, but not yet purchased, at market value .......       563,000
  Line of credit payable ........................................     1,800,000
  Notes payable .................................................    10,202,837
  Deferred rent payable .........................................        60,566
                                                                   ------------

    Total liabilities ...........................................    18,713,339
                                                                   ------------

Commitments and Contingencies

Stockholders' equity:

  Convertible preferred stock, series C and F, $.01 par value
    1,000,000 shares authorized 811,665 issued and outstanding ..  $      8,117
  Common stock, $.01 par value 100,000,000 shares authorized
    11,008,068 shares issued and outstanding ....................       110,081
  Additional paid-in capital ....................................    25,515,632
  Accumulated deficit ...........................................    (8,048,526)
                                                                   ------------

    Total stockholders' equity ..................................    17,585,304
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $ 36,298,643
                                                                   ============

   See accompanying notes to the condensed consolidated financial statements.

                     EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                   March 31,             March 31,
                                                                     2007                  2006
                                                              ------------------    ------------------
Revenues:
  Commissions and fees .................................         $  9,945,163          $  4,577,496
  Trading income .......................................            2,421,148             3,500,125
  Investment banking income ............................            1,593,324               535,000
                                                                 ------------          ------------

                                                                   13,959,635             8,612,621
                                                                 ------------          ------------

Expenses:
  Employee compensation and benefits ...................            4,037,024             2,566,746
  Commissions and clearing costs .......................            9,215,802             4,109,684
  General and administrative ...........................            1,952,530               924,674
  Communications and data processing ...................              221,104                68,399
                                                                 ------------          ------------

                                                                   15,426,460             7,669,503
                                                                 ------------          ------------

Income (loss) from operations ..........................           (1,466,825)              943,118

Other income (expenses):
  Interest income ......................................               21,138                57,286
  Interest expense .....................................             (608,709)              (28,334)
                                                                 ------------          ------------

                                                                     (587,571)               28,952
                                                                 ------------          ------------

Income (loss) before income taxes ......................           (2,054,396)              972,070
  Less: Provision for income taxes .....................                    -              (375,164)
                                                                 ------------          ------------
  Net income (loss) ....................................           (2,054,396)              596,906

  Preferred stock dividends ............................              (34,033)              (48,041)
                                                                 ------------          ------------

  Net income (loss) applicable to common shareholders ..         $ (2,088,429)         $    548,865
                                                                 ============          ============


Basic and diluted earnings (loss) per share applicable to common shareholders:

    Earnings (loss) per share-basic and diluted ........         $      (0.20)         $       0.08
                                                                 ============          ============

    Earnings (loss) per share diluted ..................         $      (0.20)         $       0.05
                                                                 ============          ============

    Weighted average shares outstanding:
      Basic ............................................           10,519,933             6,853,561
                                                                 ============          ============

      Diluted ..........................................           10,519,933            10,548,354
                                                                 ============          ============

              See accompanying notes to the condensed consolidated financial statements.

                                                   4

                                  EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                   March 31,            March 31,
                                                                                     2007                 2006
                                                                              ------------------   ------------------
Cash flows from operating activities
  Net income (loss) ....................................................         $(2,054,396)         $   596,906
                                                                                 -----------          -----------
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities
    Depreciation and amortization ......................................             153,418               33,270
    Amortization of customer lists .....................................              28,932                    -
    Amortization of note discount ......................................              23,967                    -
    Unrealized net (gain) loss on securities ...........................             637,249               15,626
    Stock compensation expense .........................................             106,331                    -
    Amortization of debt discount ......................................             254,323                    -
    Deferred rent ......................................................              13,527                    -
    Deferred taxes .....................................................                   -               73,568

  (Increase) decrease in operating assets:
    Commissions from clearing organizations ............................           1,081,894           (1,197,007)
    Deposits at clearing organizations .................................             (16,788)              96,306
    Other receivables ..................................................           1,155,105                    -
    Marketable trading account securities, net .........................             384,844               82,861
    Prepaid expenses and other assets ..................................          (2,274,636)              (2,625)
    Due from employees and officers ....................................             (65,467)              19,810

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ...........          (1,493,286)             316,711
    Due to clearing organizations ......................................             910,166                    -
    Securities sold, not yet purchased .................................            (836,230)                   -
    Income taxes payable ...............................................                   -              301,566
                                                                                 -----------          -----------

      Total adjustments ................................................              63,349             (259,914)
                                                                                 -----------          -----------

      Cash provided (used) by operating activities .....................          (1,991,047)             336,992

Cash flows from investing activities
  Purchases of furniture and equipment .................................            (124,103)             (75,334)
  Payments on notes receivable .........................................              42,652               89,979
  Issuance of notes receivable .........................................                   -           (1,179,384)
                                                                                 -----------          -----------

    Total cash used by investing activities ............................             (81,451)          (1,164,739)
                                                                                 -----------          -----------

Cash flows from financing activities
  Payments of notes payable ............................................          (3,681,488)            (687,500)
  Proceeds from issuance of notes payable ..............................           6,387,158                    -
  Proceeds from sale of stock ..........................................             895,276            3,364,993
  Proceeds from line of credit .........................................           1,800,000              450,000
  Dividends paid on preferred stock ....................................             (88,305)             (48,041)
  Fees and commissions paid for sale of stock ..........................            (174,662)            (389,449)
                                                                                 -----------          -----------

    Total cash provided by financing activities ........................           5,137,979            2,690,003
                                                                                 -----------          -----------


  Net increase in cash and cash equivalents ............................           3,065,481            1,862,256

  Cash and cash equivalents at beginning of period .....................             990,085              380,599
                                                                                 -----------          -----------

  Cash and cash equivalents at end of period ...........................         $ 4,055,566          $ 2,242,855
                                                                                 ===========          ===========

Supplemental cash flow information:

  Interest paid ........................................................         $   347,063          $    28,952
                                                                                 ===========          ===========

Supplemental disclosures of non-cash investing and financing activities:
  Conversion of preferred stock to common ..............................         $   199,992          $         -
                                                                                 ===========          ===========
  Accrued preferred stock dividends, net of payments ...................         $    34,033          $         -
                                                                                 ===========          ===========
  Acquisition of Long Island Office:
    Cancellation of note ...............................................         $ 4,162,856          $         -
    Accrued liabilities ................................................         $   471,068          $         -
                                                                                 -----------          -----------
                                                                                 $ 4,633,924          $         -
                                                                                 ===========          ===========
  Issuance of stock to pay liability ...................................         $   632,000          $         -
                                                                                 ===========          ===========
  Notes converted to common stock ......................................         $    50,000          $         -
                                                                                 ===========          ===========

                      See accompanying notes to the condensed consolidated financial statements.

                                                          5

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company ("EFH") and its wholly owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("Jesup"), (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

         During the three months ended March 31, 2007, the Company granted options to acquire 235,300 shares, of the Company's common stock, with exercise prices of $2.73 - $4.31 per share, which had an aggregate fair value of $398,066. The Company recorded a compensation charge of $106,331 for the three months ended March 31, 2007, relating to the amortization of the fair value associated with options granted. The Company will amortize the remaining values over the remaining vesting periods of the options.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the three months ending March 31, 2007 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

Expected dividend yield:  None
Risk free interest rate:  5.16%
Expected life:            3 - 5 years
Expected volatility:      53%

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                         Three months ended
                                                              March 31,
                                                    ---------------------------
                                                        2007            2006
                                                    ------------    -----------

Net income (loss) applicable to common
 stockholders as reported .......................   $ (2,088,429)   $   548,865

(Subtract) add stock-based employee compensation
 expense related to stock options determined
 under fair value method ........................       (184,643)      (125,421)
                                                    ------------    -----------

   Pro forma ....................................   $ (2,273,072)   $   423,444
                                                    ============    ===========
Net income (loss) per share applicable to common
 stockholders:
   As reported:
     Basic: .....................................   $      (0.20)   $      0.08
                                                    ============    ===========

     Diluted: ...................................   $      (0.20)   $      0.05
                                                    ============    ===========
   Pro forma:
     Basic: .....................................   $      (0.22)   $      0.06
                                                    ============    ===========
     Diluted: ...................................   $      (0.22)   $      0.04
                                                    ============    ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3. NOTES RECEIVABLE

         The Company has advanced funds to certain registered representatives in three Company owned offices in Longwood and Boca Raton, Florida and San Francisco, California.

The notes receivable, by location, at March 31, 2007, were as follows:

                                                                Amount
                                                               --------
         Longwood office .............................         $  8,889
         Boca Raton office ...........................           18,181
         San Francisco office ........................          560,000
                                                               --------
         Total notes receivable ......................         $587,070
                                                               ========

4. MARKETABLE SECURITIES OWNED, AT MARKET VALUE

         Marketable securities owned include $695,941 of securities which were received as a result of the Company calling secured demand notes receivable from two of its employees to recover trading losses incurred by them during 2006. The recovered trading losses were included in trading income for the year ended December 31, 2006. The recovered trading losses related primarily to short sales of stock.

5. INTANGIBLE ASSETS

At March 31, 2007, intangible assets consisted of the following:

         Trademarks ................................      $  3,282,077
         Customer lists ............................         1,157,266
         Goodwill - Jesup ..........................         8,431,830
         Goodwill - Long Island Office .............         4,390,335
                                                          ------------
                                                          $ 17,261,508

         Less: accumulated amortization ............           (48,220)
                                                          ------------
                                                          $ 17,213,288
                                                          ============

6. ACCRUED EXPENSES AND OTHER LIABILITIES

At March 31, 2007, accounts payable, accrued expenses and other liabilities consisted of the following:

         Accrued commissions and management fees ................  $  271,198
         Accrued payroll and taxes ..............................     996,852
         Accrued SEC regulatory reserve .........................     350,000
         Accrued preferred stock dividends ......................      75,044
         Accrued interest expense ...............................     188,083
         Accrued expenses and liabilities for Jesup acquisition .     430,951
         Accrued expenses for Long Island acquisition ...........     471,068
         Other accrued expenses and accounts payable ............     231,693
                                                                   ----------
                                                                   $3,014,889
                                                                   ==========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

7. LINE OF CREDIT PAYABLE

         On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. We have drawn $1.8 million of the line. The credit line is subject to certain debt covenants and carries interest payable monthly at Fifth Third Bank's prime rate. The line expires on February 1, 2008. The interest expense through March 31, 2007, was $18,275.

8. NOTES PAYABLE

Notes payable at March 31, 2007, consisted of the following:

Convertible notes payable to investors, interest payable at
 6.5% on maturity. Notes mature March 28, 2012. Notes convertible into common stock at $2.39 per share ............................  $ 6,387,158

Unsecured note payable to Jesup & Lamont Holding Corporation.
 Note accrues interest at four percent per annum with interest and principal payable at maturity on October 1, 2011 ............  $ 2,500,000

Subordinated note payable to EFH Partners, interest of twenty percent payable at maturity on February 17, 2007. This note was extended to April 1, 2008 at four percent interest ..........  $ 1,000,000

Unsecured note payable to an independent registered representative which accrues interest at five percent per annum, principal
 and interest payable on demand ..................................  $   500,000

Convertible note payable to investor, interest payable at twenty percent on maturity. Note matures April 18, 2007. Note
 convertible into common stock at $3.00 per share ................  $   250,000

Unsecured note payable to the NASD, payable in equal monthly
 payments of $2,548. Last payment is due in May 2007 .............  $     5,096
                                                                    -----------
                                                                    $10,642,254

Less: Unamortized discount on note to Jesup & Lamont Holding Corp.     (439,417)
                                                                    -----------
                                                                    $10,202,837
                                                                    ===========

The annual maturities of principal on the notes payable are as follows:

Year ending December 31, 2007 ....................................  $   755,096
Year ending December 31, 2008 ....................................    1,000,000
Year ending December 31, 2009 ....................................            -
Year ending December 31, 2010 ....................................            -
Year ending December 31, 2011 ....................................    2,500,000
Thereafter .......................................................    6,387,158
                                                                    -----------
                                                                    $10,642,254
                                                                    ===========

Interest expense related to notes payable totaled $347,063 and $0 for the three months ended March 31, 2007 and 2006, respectively.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

9. TRADING INCOME

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

Equity market-making trading revenues consisted of the following:

                                                 Three months ended
                                                      March 31,
                                             -------------------------
                                                 2007          2006
                                             -----------   -----------

         Net realized gains and losses ....  $ 3,058,397   $ 3,515,751
         Unrealized gains .................      431,279       345,883
         Unrealized losses ................   (1,068,528)     (361,509)
                                             -----------   -----------

         Trading income, net ..............  $ 2,421,148   $ 3,500,125
                                             ===========   ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

10. EARNINGS PER SHARE

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

Calculation of net income (loss) per share is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2007             2006
                                                   ------------    ------------

Numerator for earnings (loss) per share:
  Net income (loss) ............................   $ (2,054,396)   $    596,906
  Preferred stock dividends ....................   $    (34,033)   $    (48,041)
                                                   ------------    ------------
  Income (loss) attributable to common
   stockholders ................................   $ (2,088,429)   $    548,865

Denominator for earnings (loss) per share:
  Basic weighted-average shares ................     10,519,933       6,853,561

  Diluted weighted-average shares:
  Stock options ................................              -       1,122,390
  Warrants .....................................              -         408,990
  Convertible preferred stock Series B .........              -       1,166,666
  Convertible preferred stock Series C .........              -         353,100
  Convertible preferred stock Series D .........              -         100,000
  Convertible preferred stock Series E .........              -         287,205
  Convertible preferred stock Series F .........              -         156,442
  Convertible notes ............................              -         100,000
                                                   ------------    ------------
  Diluted weighted-average shares ..............     10,519,933      10,548,354
                                                   ============    ============
Basic and diluted income (loss) per share:
  Basic income (loss) per share ................   $      (0.20)   $       0.08
                                                   ============    ============

  Diluted income (loss) per share ..............   $      (0.20)   $       0.05
                                                   ============    ============

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

  Warrants .....................................      4,056,122         421,189
  Stock options ................................      3,684,443               -
  Convertible preferred stock Series C .........        353,100               -
  Convertible preferred stock Series F .........        804,603         655,853
  Convertible notes ............................      2,672,437               -

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

11. EQUITY

         For the three months ended March 31, 2007, the Company recorded the following stock, equity warrant and convertible debenture transactions:

         As of March 6, 2007 the Company sold $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, currently convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after six months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in and underlying the units. The Company filed its registration statement as required under the registration rights agreements under Form S-3 on May 1, 2007.

         Three outside investors converted their shares of Series F Preferred Stock for 61,536 shares of common stock.

         An employee exercised 37,500 warrants at an exercise price of $1.50 per share. In return he received 37,500 shares of common stock.

         An employee received 200,000 shares of restricted stock which had been provided for in 2006 for the acquisition of Jesup & Lamont.

         An employee bought from two outside investors two convertible notes with a combined face value of $100,000. In return he received 50,000 shares of common stock. The conversion price was $2.00 per share.

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

         At March 31, 2007, the Company had outstanding options to purchase 3,684,443 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 3,684,443 options, 1,370,921 options were granted to employees, 1,420,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 268,522 were granted to current outside members of the Board of Directors.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

12. INCOME TAXES

The federal and state income tax provisions are summarized as follows:

                                                Three           Three
                                                months          months
                                                ended           ended
                                               March 31,       March 31,
                                                 2007            2006
                                               --------        --------
         Current
            Federal ...................        $      -        $257,489
            State .....................               -          44,077
                                               --------        --------
                                                      -         301,566
                                               --------        --------
         Deferred
            Federal ...................               -          62,815
            State .....................               -          10,783
                                               --------        --------
                                                      -          73,598
                                               --------        --------
                                               $      -        $375,164
                                               ========        ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefits arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we recorded a valuation allowance totaling $2,939,000 at March 31, 2007. The components of the Company's deferred tax assets at March 31, 2007 were as follows:

         Deferred tax assets:
           Net operating loss carryforwards ............   $ 4,531,000
           Amortization of intangibles .................     1,035,000
                                                           -----------
           Deferred tax assets .........................     5,566,000
                                                           -----------
         Deferred tax liabilities:
           Value of warrants received for services .....      (417,000)
           Amortization of goodwill and trademarks .....       (93,000)
                                                           -----------
           Deferred tax liabilities ....................      (510,000)
                                                           -----------
         Net deferred tax assets .......................     5,056,000
           Less:  Valuation allowance ..................    (2,939,000)
                                                           -----------
           Net deferred tax assets .....................   $ 2,117,000
                                                           ===========

         The Company has net operating loss carryforwards for federal tax purposes of approximately $11,327,000 which expire in years 2022 through 2026. The amount deductible per year is limited to approximately $576,000 under current tax regulations each for EFH and $640,000 for Jesup. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

13. ACQUISITION OF LONG ISLAND OFFICE

         On March 26, 2007, (the "Effective Date"), we acquired all the assets and operations of an independent broker office of supervisory jurisdiction ("OSJ") located in New York ("the Long Island office"). We paid (i) $4,162,856 by canceling notes owed to the Company by the OSJ, and (ii) $471,068 in accrued liabilities, for 100% of the OSJ's assets and operations. The total purchase price was $4,633,924.

         Prior to the Effective Date, neither the Registrant nor any of its affiliates, nor any officer or director of the Registrant or any associate of any such officer or director, had any material relationship with the OSJ, except that the OSJ was an Office of Supervisory Jurisdiction (as such term is defined by the NASD) of the Registrant.

         Under the acquisition, the Company recorded (i) furniture and equipment with a fair value of $163,090, (ii) security deposits of $80,499, and (iii) goodwill of $4,390,335.

         Because the results of the operations of the OSJ have already been substantially included in the Company's consolidated financial statements, this acquisition is not expected to have a material result on the Company's operations.

14. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients.

         In connection with the settlement, EFG has deposited $350,000 into an escrow account pending ratification by the SEC's main in office in Washington D.C.. Pursuant to an agreement with a former officer EFG has recovered $75,000 of the amount placed in escrow. This escrow payment is represented in the Statement of Financial Condition at March 31, 2007 as cash in escrow. The corresponding liability of $350,000 is reflected in accrued expenses and other liabilities.

         As Claimant, a competing brokerage firm commenced an arbitration by filing a Statement of Claim on October 14, 2005 before the NASD alleging, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against the Company for tortuous interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from the Company, although it fails to set forth an analysis which would justify such an award. The Company denies the material allegations of the Statement of Claim and is vigorously defending this action. The Company has also asserted a counterclaim against Claimant for unfair competition. The parties engaged in discovery, and the hearing in this arbitration was scheduled for May 8-11, 2007, continuing on May 29-June 1, 2007. This claim is associated with the Long Island office that we acquired in March 2007.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Customer Complaints and Arbitration

         From time to time, EFG and Jesup may be a defendant or co-defendant in arbitration matters incidental to its retail brokerage services business. EFG and Jesup may contest the allegations of the complaints in these cases and carries error and omission insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $100,000 per incident. In the opinion of management, based on discussions with legal counsel, the outcome of any pending matters will not result in a material adverse affect on the financial position or results of operations of the Company or its subsidiaries.

         The Company's subsidiaries' business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. In the ordinary course of business, the Company operating through its subsidiaries and its principals are, and may become party to additional legal or regulatory proceedings or arbitrations. The Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which are expected to have a material adverse impact on the Company's business.

15. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

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

         On April 25, 2006, the Company notified the NASD and Securities and Exchange Commission (SEC) that as a result of a routine examination of the Company in April 2005, the Company was under the minimum net capital requirement for that period. It was determined that the trading operation was not properly terminating, in the computer trading platforms, for the stocks in which the Company makes a market. The technical error made it appear that the Company was making a market in between 39 and 78 more stocks. The Company also utilized a restricted stock position for net capital purposes that was eligible to become unrestricted but the Company had not yet submitted the documents to the transfer agent to have it cleared.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

         On August 11, 2006, EFG was notified by the NASD that the NASD considered secured notes receivable from employees totaling $1,348,357 as non allowable assets which would have placed EFG in a net capital violation. Before giving effect to the NASD position, EFG had determined that its net capital at June 30, 2006 was $885,923, which exceeded the minimum net capital requirement by $364,423 (an excess amount challenged by the NASD). Although the Company disagrees with the NASD position, as a result of the notification from the NASD, on August 11, 2006, the Company called the demand notes and ordered its clearing company to sweep the securities pledged as collateral for the notes from a segregated account and deposit the securities in the name of EFG in its general marketable securities account. EFG then reclassified the amounts previously recorded as secured demand notes receivable as marketable securities owned, at market value. Further, pursuant to a request by the NASD, the Company also filed a net capital deficiency notification under Exchange Act Rule 17a-11 with the SEC and NASD on August 11, 2006.

         At March 31, 2007, EFG reported net capital of $926,770, which was $371,770 above the required net capital of $555,000. At March 31, 2007, Jesup reported net capital of $592,793, which was $492,793 above the required net capital of $100,000.

         The ratio of aggregate indebtedness to net capital was 1.51 to 1 for EFG and 1.38 to 1 for Jesup. EFG and Jesup are exempt from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

16. SUBSEQUENT EVENTS

         On May 2, 2007, Jesup filed a net capital deficiency notification under Exchange Act Rule 17a-11 with the SEC and NASD related to a net capital deficiency as of March 9, 2007. This deficiency, which amounted to approximately $5,258,000, occurred for one day as a result of Jesup's participation in a firm commitment underwriting. The deficiency was cured when the underwriting was completed. The Company believes this matter will not have a material adverse effect.

         On May 11, 2007, we notified the SEC that we are withdrawing our settlement offer related to the enforcement action brought against EFG in May of 2004 and are withdrawing the escrow deposit of $350,000. There can be no assurance that the SEC may not reassert its claims related to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as previously filed with the Securities and Exchange Commission. Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

         This Form 10-QSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this Form 10-QSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Empire Financial Holding Company and its wholly-owned subsidiaries as previously filed with the Securities and Exchange Commission.

         The terms "we" and "us" as used in this report refer to Empire Financial Holding Company and its operating subsidiaries.

RESULTS OF OPERATIONS:

         Three months ended March 31, 2007 compared to three months ended March 31, 2006:

Revenues:
---------

         Total revenues for the three months ended March 31, 2007 were $13,959,635, an increase of $5,347,014, or 62%, over total revenues of $8,612,621 for the same period in 2006. This increase is primarily due to the reasons described below:

         Commissions and fees revenues for the three months ended March 31, 2007 were $9,945,163, an increase of $5,367,667 or approximately 117%, from our commissions and fees revenues of $4,577,496 for the comparable period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 61% of our commissions and fees revenues for the three month period ended March 31, 2007. Commissions and fees revenues accounted for approximately 71% and 53%, of our total revenues for the three month period ended March 31, 2007 and 2006, respectively.

         For the three months ended March 31, 2007 trading income was $2,421,148, a decrease of $1,078,977, or approximately 31% decrease, from our trading income of $3,500,125 for the comparable period in 2006. The decrease was primarily due to unrealized losses incurred by our proprietary trading business in 2007, offset by trading income derived from our acquisition of Jesup. Jesup accounted for approximately 41% of our trading income for the three month period ended March 31, 2007. Trading income accounted for approximately 17% and 41%, of our total revenues for the three month period ended March 31, 2007 and 2006, respectively.

         For the three months ended March 31, 2007, our investment banking revenues were $1,593,324, an increase of $1,058,324, or approximately 198%, from our investment banking revenues of $535,000 for the comparable period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 55% of our investment banking revenues for the three month period ended March 31, 2007. Investment banking revenues accounted for approximately 11% and 6% of our revenues for the three month period ended March 31, 2007 and 2006, respectively.

Expenses:
---------

         Employee compensation and benefits increased 57% to $4,037,024 for the three months ending March 31, 2007 from $2,566,746 for the same period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 26% of our employee compensation and benefits for the three month period ended March 31, 2007.

         Commissions and clearing costs were $9,215,802 and $4,109,684 for the three months ending March 31, 2007 and 2006, respectively. The increase of $5,106,118, or 124%, was due primarily to the acquisition of Jesup, which accounted for approximately 60% of our commissions and clearing costs for the three month period ended March 31, 2007.

         General and administrative expenses and communications and data processing for the three months ending March 31, 2007 increased approximately 119% to $2,173,634 from $993,073 for the three months ended March 31, 2006. The increase was due primarily to the acquisition of Jesup, which accounted for approximately 43% of our general and administrative expenses and communications and data processing for the three month period ended March 31, 2007.

         Interest expense for the three months ending March 31, 2007 increased to $608,709 as compared to $28,334 for the three months ending March 31, 2006. A total of $254,323 of the interest expense in 2007 was amortization of debt discount. The remaining $354,386 was for cash interest related to bridge note financing and other debt in 2007.

         As a result of the net loss, the provision for income taxes was zero for the three months ended March 31, 2007.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $2,054,396 for the three months ended March 31, 2007 as compared to net income of $596,906 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had $36,298,643 in assets, approximately 32% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity increased $8,893,638 to $17,585,304 at March 31, 2007, compared to $8,691,666 at March 31, 2006. This increase is primarily due to the acquisition of Jesup and the sales and/or conversion of our preferred and common stock and convertible debt.

         Due to the net loss incurred during the quarter, and non cash charges offset by changes in operating assets and liabilities, net cash used by operations for the three months ended March 31, 2007 was $1,991,047 as opposed to net cash provided by operations for the same period in 2006 of $336,992.

         Cash used in investing activities for the three months ended March 31, 2007 was $81,451. The Company invested $42,652, net of payments received, in notes receivable to provide capital to expand its independent office in Uniondale, NY and offices in San Francisco, California and Boca Raton, Florida. The Company used $124,103 to purchase furniture and equipment. For the same period in 2006, the Company used $1,089,405 for notes receivable and $75,334 for the purchase of furniture and equipment.

         Cash provided from financing activities for the three months ending March 31, 2007 was $5,137,979. The Company raised $7,107,772 from the issuance of equity and debt securities, net of issuance expenses. The Company also received proceeds of $1,800,000 from a line of credit and made payments against notes payable of $3,681,488.

         The Company anticipates raising additional debt and equity capital in 2007.

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         As of March 6, 2007 the Company sold $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, currently convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after six months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in and underlying the units. The Company filed its registration statement as required under the registration rights agreements under Form S-3 on May 1, 2007.

         All the above issuances were acquired for investment by accredited investors and were be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6), 4(2) and Regulation D thereof. All the securities are restricted securities and bear a restrictive legend and are subject to stop transfer restrictions. None of the above common stock was issuable until the American Stock Exchange approved its listing. None of the shares of common stock underlying the above warrants will be issued until the American Stock Exchange has approved listing of the underlying common stock.

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: May 15, 2007
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: May 15, 2007
--------------------
James M. Matthew
Chief Financial Officer
(Principal Financial Officer)