Form 10QSB
period 2007-06-30
EMPIRE FINANCIAL HOLDING CO
filed 2007-08-13
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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

As of August 8, 2007 there were 11,035,184 shares of common stock, par value $.01 per share, outstanding.

                        EMPIRE FINANCIAL HOLDING COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statement of Financial Condition,
         June 30, 2007 ...................................................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended June 30, 2007 and 2006 ....................................     4

         Condensed Consolidated Statements of Income for the Six Months
         Ended June 30, 2007 and 2006 ....................................     5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2007 and 2006 .............................     6

         Notes to Condensed Consolidated Financial Statements ............  7-17

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 18-21

Item 3.  Controls and Procedures..........................................    22


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    22

Item 3.  Defaults Upon Senior Securities .................................    22

Item 4.  Submission of Matters to a Vote of Security Holders .............    22

Item 5.  Other Information ...............................................    22

Item 6.  Exhibits ........................................................    22

Signatures ...............................................................    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EMPIRE FINANCIAL HOLDING COMPANY
       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                  June 30, 2007

Assets:

  Cash and cash equivalents .....................................  $    867,314
  Marketable securities owned, at market value ..................     3,340,613
  Securities not readily marketable, at estimated fair value ....     2,036,700
  Commissions and other receivables from clearing organizations..     5,525,535
  Deposits at clearing organizations ............................     4,087,709
  Furniture and equipment, net ..................................       715,794
  Prepaid expenses and other assets .............................     1,778,302
  Deferred tax assets, net ......................................     2,117,000
  Notes receivable ..............................................       744,419
  Intangible assets, net ........................................    17,184,356
                                                                   ------------

    Total assets ................................................  $ 38,397,742
                                                                   ============

Liabilities and stockholders' equity

Liabilities:

  Accounts payable, accrued expenses and other liabilities ......  $  3,248,731
  Due to clearing organizations .................................     5,009,097
  Securities sold, but not yet purchased, at market value .......       961,305
  Line of credit payable ........................................     1,999,450
  Notes payable .................................................     9,718,242
  Deferred rent payable .........................................        47,039
  Short-term loans - related parties ............................       869,131
                                                                   ------------

    Total liabilities ...........................................    21,852,995
                                                                   ------------

Commitments and Contingencies

Stockholders' equity:

  Convertible preferred stock, series C and F, $.01 par value
    1,000,000 shares authorized 827,049 issued and outstanding ..  $      8,270
  Common stock, $.01 par value 100,000,000 shares authorized
    11,035,184 shares issued and outstanding ....................       110,352
  Additional paid-in capital ....................................    25,690,644
  Accumulated deficit ...........................................    (9,264,519)
                                                                   ------------

    Total stockholders' equity ..................................    16,544,747
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $ 38,397,742
                                                                   ============

   See accompanying notes to the condensed consolidated financial statements.

             EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         THREE MONTHS    THREE MONTHS
                                                            ENDED           ENDED
                                                           June 30,        June 30,
                                                             2007            2006
                                                         ------------    ------------
Revenues:
  Commissions and fees ...............................   $  6,991,908    $  5,149,221
  Trading income .....................................      1,902,144       1,893,686
  Investment banking income ..........................      5,222,016         929,842
                                                         ------------    ------------

                                                           14,116,068       7,972,749
                                                         ------------    ------------

Expenses:
  Employee compensation and benefits .................      4,924,714       2,380,176
  Commissions and clearing costs .....................      7,648,360       4,711,373
  General and administrative .........................      2,378,240         862,085
  Communications and data processing .................        190,286          82,683
                                                         ------------    ------------

                                                           15,141,600       8,036,317
                                                         ------------    ------------

Loss from operations .................................     (1,025,532)        (63,568)

Other income (expenses):
  Interest and other income ..........................        386,312          61,914
  Interest expense ...................................       (530,039)       (126,354)
                                                         ------------    ------------

                                                             (143,727)        (64,440)
                                                         ------------    ------------

Loss before income taxes .............................     (1,169,259)       (128,008)
  Less: Provision for income taxes ...................              -          51,820
                                                         ------------    ------------
  Net Loss ...........................................     (1,169,259)        (76,188)

  Preferred stock dividends ..........................        (46,733)        (54,443)
                                                         ------------    ------------

  Net Loss applicable to common shareholders .........   $ (1,215,992)   $   (130,631)
                                                         ============    ============

Basic and diluted Loss per share applicable to common shareholders:

    Loss per share-basic and diluted .................   $      (0.11)   $      (0.02)
                                                         ============    ============

    Loss per share diluted ...........................   $      (0.11)   $      (0.02)
                                                         ============    ============

    Weighted average shares outstanding:
      Basic ..........................................     11,033,503       6,889,005
                                                         ============    ============

      Diluted ........................................     11,033,503       6,889,005
                                                         ============    ============

      See accompanying notes to the condensed consolidated financial statements.

                                           4

             EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                          SIX MONTHS      SIX MONTHS
                                                            ENDED           ENDED
                                                           June 30,        June 30,
                                                             2007            2006
                                                         ------------    ------------
Revenues:
  Commissions and fees ...............................   $ 16,937,071    $  9,726,718
  Trading income .....................................      4,323,292       5,393,811
  Investment banking income ..........................      6,815,340       1,464,842
                                                         ------------    ------------

                                                           28,075,703      16,585,371
                                                         ------------    ------------

Expenses:
  Employee compensation and benefits .................      8,961,738       4,946,923
  Commissions and clearing costs .....................     16,864,162       8,821,056
  General and administrative .........................      4,330,770       1,786,759
  Communications and data processing .................        411,390         151,082
                                                         ------------    ------------

                                                           30,568,060      15,705,820
                                                         ------------    ------------

Income (loss) from operations ........................     (2,492,357)        879,551

Other income (expenses):
  Interest and other income ..........................        407,450         119,200
  Interest expense ...................................     (1,138,749)       (154,718)
                                                         ------------    ------------

                                                             (731,299)        (35,518)
                                                         ------------    ------------

Income (loss) before income taxes ....................     (3,223,656)        844,033
  Less: Provision for income taxes ...................              -        (323,314)
                                                         ------------    ------------
  Net income (loss) ..................................     (3,223,656)        520,719

  Preferred stock dividends ..........................        (80,766)       (102,484)
                                                         ------------    ------------

  Net income (loss) applicable to common shareholders    $ (3,304,422)   $    418,235
                                                         ============    ============

Basic and diluted earnings (loss) per share applicable to common shareholders:

    Earnings (loss) per share-basic and diluted ......   $      (0.31)   $       0.06
                                                         ============    ============

    Earnings (loss) per share diluted ................   $      (0.31)   $       0.04
                                                         ============    ============

    Weighted average shares outstanding:
      Basic ..........................................     10,728,168       6,871,381
                                                         ============    ============

      Diluted ........................................     10,728,168      11,037,983
                                                         ============    ============

      See accompanying notes to the condensed consolidated financial statements.

                                           5

                                 EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                                June 30, 2007       June 30, 2006
                                                                              ----------------    ----------------
Cash flows from operating activities:
  Net income (loss) ....................................................        $(3,223,656)        $   520,719
                                                                                -----------         -----------
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
    Depreciation and amortization ......................................            327,741              73,986
    Amortization of customer lists .....................................             55,508                   -
    Amortization of note discount ......................................             47,934                   -
    Unrealized net (gain) loss on securities ...........................            793,632             562,352
    Stock compensation expense .........................................            234,776              36,433
    Amortization of debt discount ......................................            285,065                   -
    Deferred rent ......................................................             27,054                   -
    Value of warrants and stock received for services ..................         (1,154,695)                  -
    Deferred taxes .....................................................                  -             132,559

  (Increase) decrease in operating assets:
    Commissions from clearing organizations ............................         (3,324,325)             52,108
    Deposits at clearing organizations .................................         (2,553,935)             85,701
    Reimbursement of trading losses ....................................                  -          (1,348,357)
    Other receivables ..................................................            689,697                   -
    Marketable trading account securities, net .........................          1,256,610             898,081
    Cash in escrow refund ..............................................           (350,000)                  -
    Prepaid expenses and other assets ..................................           (304,199)           (291,597)
    Due from employees and officers ....................................            (65,457)                  -

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ...........           (890,258)           (202,891)
    Payable to brokers, dealers and clearing organizations .............          2,851,164                   -
    Securities sold, not yet purchased .................................           (437,925)                  -
    Income taxes payable ...............................................                  -             190,755
                                                                                -----------         -----------

      Total adjustments ................................................         (2,511,613)            189,130
                                                                                -----------         -----------

      Cash provided (used) by operating activities .....................         (5,735,269)            709,849

Cash flows from investing activities:
  Purchases of furniture and equipment .................................           (162,809)           (120,857)
  Payments on notes receivable .........................................             85,304             370,136
  Issuance of notes receivable .........................................                  -          (2,826,409)
                                                                                -----------         -----------

    Total cash used by investing activities ............................            (77,505)         (2,577,130)
                                                                                -----------         -----------

Cash flows from financing activities:
  Payments of notes payable and line of credit .........................         (4,190,050)         (1,316,667)
  Payments on short-term loans - related parties .......................           (500,000)                  -
  Proceeds from short-term loans - related parties .....................          1,369,131                   -
  Proceeds from issuance of notes payable ..............................          6,387,158             950,000
  Proceeds from sale of common stock ...................................            895,276           3,539,993
  Proceeds from line of credit .........................................          1,999,450                   -
  Retirement of preferred stock ........................................                  -            (383,313)
  Dividends paid on preferred stock ....................................            (56,300)            (77,452)
  Fees and commissions paid for sale of stock ..........................           (214,662)           (439,449)
                                                                                -----------         -----------

    Total cash provided by financing activities ........................          5,690,003           2,273,112
                                                                                -----------         -----------


  Net increase (decrease) in cash and cash equivalents .................           (122,771)            405,831

  Cash and cash equivalents at beginning of period .....................            990,085             380,599
                                                                                -----------         -----------

  Cash and cash equivalents at end of period ...........................        $   867,314         $   786,430
                                                                                ===========         ===========

Supplemental cash flow information:
  Interest paid ........................................................        $   458,095         $    64,440
                                                                                ===========         ===========
Supplemental disclosures of non-cash investing and financing activities:
  Conversion of preferred stock to common stock ........................        $   199,992         $         -
                                                                                ===========         ===========
  Accrued preferred stock dividends, net of payments ...................        $    24,466         $    25,032
                                                                                ===========         ===========
  Acquisition of Long Island Office:
    Cancellation of note ...............................................        $ 4,162,856         $         -
    Accrued liabilities ................................................        $   471,068         $         -
                                                                                -----------         -----------
                                                                                $ 4,633,924         $         -
                                                                                ===========         ===========
  Issuance of stock to pay liability ...................................        $   632,000         $ 1,348,357
                                                                                ===========         ===========
  Issuance of note receivable to employee ..............................        $   200,000         $         -
                                                                                ===========         ===========
  Conversion of debt to common stock ...................................        $   100,000         $         -
                                                                                ===========         ===========

                    See accompanying notes to the condensed consolidated financial statements.

                                                         6

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company ("EFH") and its wholly owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("Jesup"), (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which became effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation effective January 1, 2007. The adoption did not have any effect on the Company's financial statements.

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

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

         During the six months ended June 30, 2007, the Company granted options to acquire 235,300 shares, of the Company's common stock, with exercise prices of $2.73 - $4.31 per share, which had an aggregate fair value of $398,066. The Company recorded a compensation charge of $234,776 for the six months ended June 30, 2007, relating to the amortization of the fair value associated with options granted. The Company will amortize the remaining values over the remaining vesting periods of the options.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the six months ending June 30, 2007 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

Expected dividend yield:  None
Risk free interest rate:  5.16%
Expected life:            3 - 5 years
Expected volatility:      53%

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income (loss) would have been the pro forma amounts indicated below:

                                                        Six months ended            Three months ended
                                                            June 30,                     June 30,
                                                   --------------------------   --------------------------
                                                       2007           2006          2007           2006
                                                   -----------    -----------   -----------    -----------
Net income (loss) applicable to common
 stockholders as reported ......................   $(3,304,422)   $   418,235   $(1,215,992)   $  (130,631)

(Subtract) add stock-based employee compensation
 expense related to stock options determined
 under fair value method .......................      (234,776)      (217,830)     (128,445)       (92,409)
                                                   -----------    -----------   -----------    -----------

   Pro forma ...................................   $(3,539,198)   $   200,405   $(1,344,437)   $  (223,040)
                                                   ===========    ===========   ===========    ===========
Net income (loss) per share applicable to common
 stockholders:
   As reported:
     Basic: ....................................   $     (0.31)   $      0.06   $     (0.11)   $     (0.02)
                                                   ===========    ===========   ===========    ===========

     Diluted: ..................................   $     (0.31)   $      0.04   $     (0.11)   $     (0.02)
                                                   ===========    ===========   ===========    ===========
   Pro forma:
     Basic: ....................................   $     (0.33)   $      0.03   $     (0.12)   $     (0.03)
                                                   ===========    ===========   ===========    ===========
     Diluted: ..................................   $     (0.33)   $      0.02   $     (0.12)   $     (0.03)
                                                   ===========    ===========   ===========    ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

4. NOTES RECEIVABLE

         The Company has advanced funds to certain registered representatives in four Company owned offices in Longwood and Boca Raton, Florida, New York, New York and San Francisco, California.

         The notes receivable, by location, at June 30, 2007, were as follows:

                                                                Amount
                                                               --------
         New York office ............................          $200,000
         Longwood office ............................             8,055
         Boca Raton office ..........................            11,364
         San Francisco office .......................           525,000
                                                               --------
         Total notes receivable .....................          $744,419
                                                               ========

5. MARKETABLE SECURITIES OWNED, AT MARKET VALUE

         At June 30, 2007, marketable securities owned included $526,917 of securities which were received as a result of the Company calling secured demand notes receivable from two of its employees to recover trading losses incurred by them during 2006. The recovered trading losses were included in trading income for the year ended December 31, 2006.

6. INTANGIBLE ASSETS

         At June 30, 2007, intangible assets consisted of the following:

         Trademarks ...............................       $  3,282,077
         Customer lists ...........................          1,157,266
         Goodwill - Jesup .........................          8,431,830
         Goodwill - Long Island Office ............          4,390,335
                                                          ------------
                                                          $ 17,261,508

         Less: accumulated amortization ...........            (77,152)
                                                          ------------
                                                          $ 17,184,356
                                                          ============

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         At June 30, 2007, accounts payable, accrued expenses and other liabilities consisted of the following:

      Accounts payable .......................................   $  194,074
      Accrued commissions and management fees ................      261,039
      Accrued payroll and taxes ..............................    1,629,549
      Accrued rent ...........................................      101,918
      Accrued legal ..........................................      226,696
      Accrued preferred stock dividends ......................      140,138
      Accrued interest expense ...............................      229,240
      Accrued expenses and liabilities for Jesup acquisition .       70,000
      Accrued expenses for Long Island acquisition ...........      248,510
      Other accrued expenses and accounts payable ............      147,567
                                                                 ----------
                                                                 $3,248,731
                                                                 ==========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

8. SHORT-TERM LOANS - RELATED PARTIES

         The short-term loans - related parties consist of the following:

         On May 31, 2007, EFH obtained a short-term loan from a current investor who is also an affiliate of EFH Partners LP, a related party, in the amount of $369,131. The loan bears no interest and is payable on demand.

         On June 14, 2007, EFH obtained a short-term loan from EFH Partners LP, a related party in the amount of $1 million. The loan bears no interest and a one-time fee of 7.5% or $75,000. The loan is payable on demand. On June 26, 2007, a $500,000 payment was made leaving a balance outstanding of $500,000 on June 30, 2007.

9. LINE OF CREDIT PAYABLE

         On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. At June 30, 2007 we have drawn $1,999,450 of the line. The credit line is subject to certain debt covenants and carries interest payable monthly at Fifth Third Bank's prime rate. The line expires on February 1, 2008. The interest expense through June 30, 2007, was $83,016.

10. NOTES PAYABLE

         Notes payable at June 30, 2007, consisted of the following:

Convertible notes payable to investors, interest payable quarterly at 6.5%. The notes mature March 28, 2012and are convertible into common stock at $2.39 per share .................................  $ 6,387,158

Unsecured note payable to Jesup & Lamont Holding Corporation.
 The note accrues interest at four percent per annum with interest and principal payable at maturity on October 1, 2011 ............  $ 2,500,000

Subordinated note payable to EFH Partners, with interest at four percent payable at maturity on April 1, 2008 ....................  $ 1,000,000

Unsecured note payable to an independent registered representative which accrues interest at five percent per annum. Principal
 and interest is payable on demand ...............................  $   246,533
                                                                    -----------
                                                                    $10,133,691

Less: Unamortized discount on note to Jesup & Lamont Holding Corp.     (415,449)
                                                                    -----------
                                                                    $ 9,718,242
                                                                    ===========

         The annual maturities of principal on the notes payable are as follows:

Year ending December 31, 2007 ....................................  $   246,533
Year ending December 31, 2008 ....................................    1,000,000
Year ending December 31, 2009 ....................................            -
Year ending December 31, 2010 ....................................            -
Year ending December 31, 2011 ....................................    2,500,000
Thereafter .......................................................    6,387,158
                                                                    -----------
                                                                    $10,133,691
                                                                    ===========

         Interest expense related to notes payable totaled $220,041 and $16,977 for the six months ended June 30, 2007 and 2006, respectively.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

11. TRADING INCOME

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

         Trading revenues consisted of the following:

                                     Six months ended             Three months ended
                                         June 30,                      June 30,
                                --------------------------    --------------------------
                                    2007           2006           2007           2006
                                -----------    -----------    -----------    -----------
Net realized gains and losses   $ 5,116,924    $ 5,956,162    $ 2,058,526    $ 2,440,411
Unrealized gains ............       814,614        365,644        383,336         19,761
Unrealized losses ...........    (1,608,246)      (927,995)      (539,718)      (566,486)
                                -----------    -----------    -----------    -----------

Trading income, net .........   $ 4,323,292    $ 5,393,811    $ 1,902,144    $ 1,893,686
                                ===========    ===========    ===========    ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

12. EARNINGS PER SHARE

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

         Calculation of net income (loss) per share is as follows:

                                                      SIX MONTHS ENDED JUNE 30, THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2007            2006            2007            2006
                                                  ------------    ------------    ------------    ------------
Numerator for earnings (loss) per share:
  Net income (loss) ............................  $ (3,223,656)   $    520,719    $ (1,169,259)   $    (76,188)
  Preferred stock dividends ....................  $    (80,766)   $   (102,484)   $    (46,733)   $    (54,443)
                                                  ------------    ------------    ------------    ------------
  Income (loss) attributable to common
   stockholders ................................  $ (3,304,422)   $    418,235    $ (1,215,992)   $   (130,631)
                                                  ============    ============    ============    ============

Denominator for earnings (loss) per share:
  Basic weighted-average shares ................    10,728,168       6,871,381      11,033,503       6,889,005

  Diluted weighted-average shares:
  Stock options ................................             -         933,263               -               -
  Warrants .....................................             -         466,000               -               -
  Convertible preferred stock Series B .........             -       1,166,666               -               -
  Convertible preferred stock Series C .........             -         353,100               -               -
  Convertible preferred stock Series D .........             -         100,000               -               -
  Convertible preferred stock Series E .........             -         181,434               -               -
  Convertible preferred stock Series F .........             -         866,139               -               -
  Convertible notes ............................             -         100,000               -               -
                                                  ------------    ------------    ------------    ------------
  Diluted weighted-average shares ..............    10,728,168      11,037,983      11,033,503       6,889,005
                                                  ============    ============    ============    ============
Basic and diluted income (loss) per share:
  Basic income (loss) per share ................  $      (0.31)   $       0.06    $      (0.11)   $      (0.02)
                                                  ============    ============    ============    ============

  Diluted income (loss) per share ..............  $      (0.31)   $       0.04    $      (0.11)   $      (0.02)
                                                  ============    ============    ============    ============

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

  Stock options ................................     3,684,443         201,500       3,684,443       1,134,763
  Warrants .....................................     4,060,452         753,948       4,060,452       1,219,948
  Convertible preferred stock Series B .........             -               -               -       1,166,666
  Convertible preferred stock Series C .........       353,100               -         353,100         353,100
  Convertible preferred stock Series D .........             -               -               -         100,000
  Convertible preferred stock Series E .........             -               -               -         181,434
  Convertible preferred stock Series F .........       819,987               -         819,987         866,139
  Convertible notes ............................     2,672,437               -       2,672,437         100,000

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

13. EQUITY

         For the six months ended June 30, 2007, the Company recorded the following stock, equity warrant and convertible debenture transactions:

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

         Two outside investors converted their shares of Series F Preferred Stock for 46,152 shares of common stock.

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

         At June 30, 2007, the Company had outstanding options to purchase 3,684,443 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 3,684,443 options, 1,370,921 options were granted to employees, 1,420,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 268,522 were granted to current outside members of the Board of Directors.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

14. INCOME TAXES

         The federal and state income tax provisions are summarized as follows:

                                                 Six            Three
                                                months          months
                                                ended           ended
                                               June 30,        June 30,
                                                 2007            2007
                                               --------        --------
         Current
            Federal ...................        $      -        $      -
            State .....................               -               -
                                               --------        --------
                                                      -               -
                                               --------        --------
         Deferred
            Federal ...................               -               -
            State .....................               -               -
                                               --------        --------
                                                      -               -
                                               --------        --------
                                               $      -        $      -
                                               ========        ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefits arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we recorded a valuation allowance totaling $3,366,000 at June 30, 2007. The components of the Company's deferred tax assets at June 30, 2007 were as follows:

         Deferred tax assets:
           Net operating loss carryforwards ...........    $ 5,450,000
           Amortization of intangibles ................      1,035,000
                                                           -----------
           Deferred tax assets ........................      6,485,000
                                                           -----------
         Deferred tax liabilities:
           Value of warrants received for services ....       (815,000)
           Amortization of goodwill and trademarks ....       (187,000)
                                                           -----------
           Deferred tax liabilities ...................     (1,002,000)
                                                           -----------
         Net deferred tax assets ......................      5,483,000
           Less:  Valuation allowance .................     (3,366,000)
                                                           -----------
           Net deferred tax assets ....................    $ 2,117,000
                                                           ===========

         The Company has net operating loss carryforwards for federal tax purposes of approximately $13,624,000 which expire in years 2022 through 2026. The amount deductible per year is limited to approximately $576,000 under current tax regulations each for EFG and EFH and $640,000 for Jesup. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

15. ACQUISITION OF LONG ISLAND OFFICE

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

16. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients.

         In connection with the settlement, EFG deposited $350,000 into an escrow account pending ratification by the SEC's main office in Washington D.C. On May 11, 2007, we notified the SEC that we were withdrawing our settlement offer related to the enforcement action brought against EFG in May of 2004. On June 14, 2007 we withdrew the $350,000 from escrow. There can be no assurance that the SEC may not reassert its claims related to this matter.

         A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before the NASD alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against the Company for tortious interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from the Company. The Company denies the material allegations of the Statement of Claim and is vigorously defending this action. The Company has also asserted a counterclaim against Claimant for unfair competition. The parties appeared for the hearing in this arbitration on May 8-11, 2007, and on May 29-June 1, 2007. Additional hearing dates have been scheduled for September 18-20, continuing on October 9-10 and November 5-6. This claim is associated with the Long Island office that EFG acquired in March 2007.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

         The Company's subsidiaries' business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. In the ordinary course of business, the Company operating through its subsidiaries and its principals are, and may become party to additional legal or regulatory proceedings or arbitrations. The Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcomes of which are expected to have a material adverse impact on the Company's business.

17. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

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

         In August 2007, EFG received a Notice of Acceptance of Letter of Acceptance, Waiver and Consent from the NASD ("AWC") dated July 30, 2007. The AWC settles all matters in the preceding paragraphs in return for EFG's payment of a fine in the amount of $145,000.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

         At June 30, 2007, EFG reported net capital of $3,763,440, which was $3,214,940 above the required net capital of $548,500. At June 30, 2007, Jesup reported net capital of $1,238,529, which was $988,529 above the required net capital of $250,000.

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

         The ratio of aggregate indebtedness to net capital was 0.51 to 1 for EFG and 1.23 to 1 for Jesup. EFG and Jesup are exempt from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

18. SUBSEQUENT EVENT

         At June 30, 2007, EFH had a $500,000 loan balance due to EFH Partners LP, a related party. A payment of $500,000 was made on July 6, 2007, paying in full the outstanding balance.

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

RESULTS OF OPERATIONS:

         Three months ended June 30, 2007 compared to three months ended June 30, 2006:

Revenues:
---------

         Total revenues for the three months ended June 30, 2007 were $14,116,068, an increase of $6,143,319, or 77%, over total revenues of $7,972,749 for the same period in 2006. This increase is primarily due to the reasons described below:

         Commissions and fees revenues for the three months ended June 30, 2007 were $6,991,908, an increase of $1,842,687 or approximately 36%, from our commissions and fees revenues of $5,149,221 for the comparable period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 40% of our commissions and fees revenues for the three month period ended June 30, 2007. Commissions and fees revenues accounted for approximately 50% and 65%, of our total revenues for the three month periods ended June 30, 2007 and 2006, respectively.

         For the three months ended June 30, 2007 trading income was $1,902,144, an increase of $8,458, or approximately 0.5% increase, from our trading income of $1,893,686 for the comparable period in 2006. Trading income accounted for approximately 13% and 24%, of our total revenues for the three month periods ended June 30, 2007 and 2006, respectively.

         For the three months ended June 30, 2007, our investment banking revenues were $5,222,016, an increase of $4,292,174, or approximately 462%, from our investment banking revenues of $929,842 for the comparable period in 2006. The increase was primarily due to the growth and maturing of our investment banking department. Investment banking revenues accounted for approximately 37% and 12% of our revenues for the three month periods ended June 30, 2007 and 2006, respectively.

Expenses:
---------

         Employee compensation and benefits increased 107% to $4,924,714 for the three months ending June 30, 2007 from $2,380,176 for the same period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 21% of our employee compensation and benefits for the three month period ended June 30, 2007.

         Commissions and clearing costs were $7,648,360 and $4,711,373 for the three months ending June 30, 2007 and 2006, respectively. The increase of $2,936,987, or 62%, was due primarily to the acquisition of Jesup, which accounted for approximately 43% of our commissions and clearing costs for the three month period ended June 30, 2007.

         General and administrative expenses and communications and data processing for the three months ending June 30, 2007 increased approximately 172% to $2,568,526 from $944,768 for the three months ended June 30, 2006. The increase was due primarily to the acquisition of Jesup, which accounted for approximately 40% of our general and administrative expenses and communications and data processing for the three month period ended June 30, 2007.

         Interest and other income for the three months ended June 30, 2007 included $350,000 of other income related to withdrawal of an SEC settlement.

         Interest expense for the three months ending June 30, 2007 increased to $530,039 as compared to $126,354 for the three months ending June 30, 2006. A total of $30,742 of the interest expense in 2007 was amortization of debt discount. The remaining $499,297 was for cash interest related to bridge notes, convertible notes, and other debt in 2007.

         As a result of the net loss, the provision for income taxes was zero for the three months ended June 30, 2007.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $1,169,259 for the three months ended June 30, 2007 as compared to net loss of $76,188 for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

Revenues:
---------

         Total revenues for the six months ended June 30, 2007 were $28,075,703, an increase of $11,490,332, or 69%, over total revenues of $16,585,371 for the same period in 2006. This increase is primarily due to the reasons described below:

         Commissions and fees revenues for the six months ended June 30, 2007 were $16,937,071, an increase of $7,210,353 or approximately 74%, from our commissions and fees revenues of $9,726,718 for the comparable period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 53% of our commissions and fees revenues for the six month period ended June 30, 2007. Commissions and fees revenues accounted for approximately 60% and 59%, of our total revenues for the six month periods ended June 30, 2007 and 2006, respectively.

         For the six months ended June 30, 2007 trading income was $4,323,292, a decrease of $1,070,519, or approximately 20%, from our trading income of $5,393,811 for the comparable period in 2006. The decrease was primarily due to losses incurred from proprietary trading. Trading income accounted for approximately 15% and 33%, of our total revenues for the six month periods ended June 30, 2007 and 2006, respectively.

         For the six months ended June 30, 2007, our investment banking revenues were $6,815,340, an increase of $5,350,498, or approximately 365%, from our investment banking revenues of $1,464,842 for the comparable period in 2006. The increase was primarily due to the growth and maturing of our investment banking department. Investment banking revenues accounted for approximately 24% and 9% of our revenues for the six month periods ended June 30, 2007 and 2006, respectively.

Expenses:
---------

         Employee compensation and benefits increased 81% to $8,961,738 for the six months ending June 30, 2007 from $4,946,923 for the same period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 24% of our employee compensation and benefits for the six month period ended June 30, 2007.

         Commissions and clearing costs were $16,864,162 and $8,821,056 for the six months ending June 30, 2007 and 2006, respectively. The increase of $8,043,106, or 91%, was due primarily to the acquisition of Jesup, which accounted for approximately 52% of our commissions and clearing costs for the six month period ended June 30, 2007.

         General and administrative expenses and communications and data processing for the six months ending June 30, 2007 increased approximately 145% to $4,742,160 from $1,937,841 for the six months ended June 30, 2006. The increase was due primarily to the acquisition of Jesup, which accounted for approximately 41% of our general and administrative expenses and communications and data processing for the six month period ended June 30, 2007.

         Interest and other income for the six months ended June 30, 2007 included $350,000 of other income related to withdrawal of an SEC settlement.

         Interest expense for the six months ending June 30, 2007 increased to $1,138,749 as compared to $154,718 for the six months ending June 30, 2006. A total of $285,065 of the interest expense in 2007 was amortization of debt discount. The remaining $853,684 was for cash interest related to bridge notes, convertible notes, and other debt in 2007.

         As a result of the net loss, the provision for income taxes was zero for the six months ended June 30, 2007.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $3,223,656 for the six months ended June 30, 2007 as compared to net income of $520,719 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007, we had $38,397,742 in assets, approximately 41% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity increased $8,205,591 to $16,544,747 at June 30, 2007, compared to $8,339,156 at June 30, 2006. This increase is primarily due to the acquisition of Jesup and the sales and/or conversion of our preferred and common stock and convertible debt.

         Due to the net loss incurred during the quarter, and non cash items offset by changes in operating assets and liabilities, net cash used by operations for the six months ended June 30, 2007 was $5,735,269 as opposed to net cash provided by operations for the same period in 2006 of $709,849.

         Cash used in investing activities for the six months ended June 30, 2007 was $77,505. The Company received $85,304 related to notes receivable issued to provide capital to expand its independent office in Uniondale, NY and offices in San Francisco, California and Boca Raton, Florida. The Company used $162,809 to purchase furniture and equipment. For the same period in 2006, the Company received $2,456,273 for notes receivable and used $120,857 for the purchase of furniture and equipment.

         Cash provided from financing activities for the six months ending June 30, 2007 was $5,690,003. The Company raised $7,067,772 from the issuance of equity and debt securities, net of issuance expenses. The Company received proceeds of $1,999,450 from a line of credit and made payments against notes payable of $4,190,050. The Company also received proceeds of $1,369,131 from short-term loans and repaid $500,000 on these loans.

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

         Not applicable.

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


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: August 10, 2007
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: August 10, 2007
--------------------
James M. Matthew
Chief Financial Officer
(Principal Financial Officer)