Form 10QSB
period 2007-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2007-11-08
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


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

As of November 2, 2007 there were 11,159,492 shares of common stock, par value $.01 per share, outstanding.

                        EMPIRE FINANCIAL HOLDING COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statement of Financial Condition,
         September 30, 2007 ..............................................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended September 30, 2007 and 2006 ...............................     4

         Condensed Consolidated Statements of Income for the Nine Months
         Ended September 30, 2007 and 2006 ...............................     5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2007 and 2006 ........................     6

         Notes to Condensed Consolidated Financial Statements ............  7-21

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 22-27

Item 3.  Controls and Procedures..........................................    28


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    28

Item 3.  Defaults Upon Senior Securities .................................    29

Item 4.  Submission of Matters to a Vote of Security Holders .............    29

Item 5.  Other Information ...............................................    30

Item 6.  Exhibits ........................................................    30

Signatures ...............................................................    31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EMPIRE FINANCIAL HOLDING COMPANY
       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                               September 30, 2007

Assets:

  Cash and cash equivalents .....................................  $    134,698
  Marketable securities owned, at market value ..................     3,523,467
  Securities not readily marketable, at estimated fair value ....     2,754,035
  Commissions and other receivables from clearing organizations..     2,496,918
  Deposits at clearing organizations ............................     4,132,185
  Furniture and equipment, net ..................................       666,394
  Prepaid expenses and other assets .............................     2,692,314
  Deferred tax assets, net ......................................     2,117,000
  Notes receivable ..............................................       718,767
  Intangible assets, net ........................................    17,605,424
                                                                   ------------

    Total assets ................................................  $ 36,841,202
                                                                   ============

Liabilities and stockholders' equity

Liabilities:

  Accounts payable, accrued expenses and other liabilities ......  $  2,290,161
  Due to clearing organizations .................................     3,930,625
  Securities sold, but not yet purchased, at market value .......     2,040,388
  Line of credit payable ........................................     1,999,450
  Notes payable .................................................     9,742,209
  Deferred rent payable .........................................        33,512
                                                                   ------------

    Total liabilities ...........................................    20,036,345
                                                                   ------------

Commitments and Contingencies

Stockholders' equity:

  Convertible preferred stock, series C and F, $.01 par value
    1,000,000 shares authorized 827,049 issued and outstanding ..  $      8,270
  Common stock, $.01 par value 100,000,000 shares authorized
    11,159,492 shares issued and outstanding ....................       111,595
  Common stock subscribed, $.01 par value, 1,622,718 shares
    to be issued ................................................     2,000,000
  Additional paid-in capital ....................................    25,946,021
  Accumulated deficit ...........................................   (11,261,029)
                                                                   ------------

    Total stockholders' equity ..................................    16,804,857
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $ 36,841,202
                                                                   ============

   See accompanying notes to the condensed consolidated financial statements.

          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                    September 30,  September 30,
                                                        2007           2006
                                                    ------------   ------------

Revenues:
  Commissions and fees ...........................  $  8,530,032   $  3,423,710
  Trading income .................................     1,991,789      2,564,447
  Investment banking income ......................     1,624,706        464,548
                                                    ------------   ------------

                                                      12,146,527      6,452,705
                                                    ------------   ------------

Expenses:
  Employee compensation and benefits .............     5,521,709      2,449,795
  Commissions and clearing costs .................     6,193,056      3,574,761
  General and administrative .....................     1,858,912      1,030,122
  Communications and data processing .............       258,693        103,565
                                                    ------------   ------------

                                                      13,832,370      7,158,243
                                                    ------------   ------------

Loss from operations .............................    (1,685,843)      (705,538)

Other income (expenses):
  Interest and other income ......................        42,409        105,010
  Interest expense ...............................      (306,342)      (161,659)
                                                    ------------   ------------

                                                        (263,933)       (56,649)
                                                    ------------   ------------

Loss before income taxes .........................    (1,949,776)      (762,187)
  Less: Provision for income taxes ...............             -        297,909
                                                    ------------   ------------
  Net Loss .......................................    (1,949,776)      (464,278)

  Preferred stock dividends ......................       (46,734)       (69,639)
                                                    ------------   ------------

  Net loss applicable to common shareholders .....  $ (1,996,510)  $   (533,917)
                                                    ============   ============

Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .............  $      (0.18)  $      (0.08)
                                                    ============   ============

    Loss per share diluted .......................  $      (0.18)  $      (0.08)
                                                    ============   ============

    Weighted average shares outstanding:
      Basic ......................................    11,082,381      7,009,037
                                                    ============   ============

      Diluted ....................................    11,082,381      7,009,037
                                                    ============   ============

   See accompanying notes to the condensed consolidated financial statements.

          EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    NINE MONTHS    NINE MONTHS
                                                       ENDED          ENDED
                                                    September 30,  September 30,
                                                        2007           2006
                                                    ------------   ------------

Revenues:
  Commissions and fees ...........................  $ 25,467,103   $ 13,113,457
  Trading income .................................     6,315,081      7,769,540
  Investment banking income ......................     8,440,045      1,929,390
                                                    ------------   ------------

                                                      40,222,229     22,812,387
                                                    ------------   ------------

Expenses:
  Employee compensation and benefits .............    14,792,630      7,508,151
  Commissions and clearing costs .................    22,748,034     12,223,771
  General and administrative .....................     6,389,256      2,832,756
  Communications and data processing .............       670,082        254,647
                                                    ------------   ------------

                                                      44,600,002     22,819,325
                                                    ------------   ------------

Loss from operations .............................    (4,377,773)        (6,938)

Other income (expenses):
  Interest and other income ......................       449,858        296,182
  Interest expense ...............................    (1,245,516)      (207,397)
                                                    ------------   ------------

                                                        (795,658)        88,785
                                                    ------------   ------------

Income (loss) before income taxes ................    (5,173,432)        81,847
  Less: Provision for income taxes ...............             -        (25,405)
                                                    ------------   ------------
  Net income (loss) ..............................    (5,173,432)        56,442

  Preferred stock dividends ......................      (127,500)      (172,122)
                                                    ------------   ------------

  Net loss applicable to common shareholders .....  $ (5,300,932)  $   (115,680)
                                                    ============   ============

Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .............  $      (0.49)  $      (0.02)
                                                    ============   ============

    Loss per share diluted .......................  $      (0.49)  $      (0.02)
                                                    ============   ============

    Weighted average shares outstanding:
      Basic ......................................    10,847,537      6,991,413
                                                    ============   ============

      Diluted ....................................    10,847,537      6,991,413
                                                    ============   ============

   See accompanying notes to the condensed consolidated financial statements.

                                  EMPIRE FINANCIAL HOLDING COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                September 30,        September 30,
                                                                                    2007                 2006
                                                                              -----------------    -----------------
Cash flows from operating activities:
  Net income (loss) ....................................................         $(5,173,432)         $    56,442
                                                                                 -----------          -----------
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
    Depreciation and amortization ......................................             507,986              115,479
    Amortization of customer lists .....................................              84,440                    -
    Amortization of note discount ......................................              71,901                    -
    Unrealized net loss on securities ..................................             821,773              694,469
    Stock compensation expense .........................................             383,179              175,253
    Amortization of debt discount ......................................             285,065               72,709
    Deferred rent ......................................................              40,581                    -
    Value of warrants and stock received for services ..................          (1,881,751)                   -
    Deferred taxes .....................................................                   -               25,405

  (Increase) decrease in operating assets:
    Commissions from clearing organizations ............................            (447,071)            (677,273)
    Deposits at clearing organizations .................................          (2,598,411)            (930,712)
    Reimbursement of trading losses ....................................                   -           (1,348,357)
    Other receivables ..................................................             841,060                    -
    Marketable trading account securities, net .........................           1,045,615             (760,219)
    Prepaid expenses and other assets ..................................            (818,791)            (480,219)
    Due from employees and officers ....................................            (521,127)                   -

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ...........          (2,225,882)             273,990
    Payable to brokers, dealers and clearing organizations .............           1,435,938            1,330,177
    Securities sold, not yet purchased .................................             641,158                    -
                                                                                 -----------          -----------

      Total adjustments ................................................          (2,334,337)          (1,509,298)
                                                                                 -----------          -----------

      Cash used by operating activities ................................          (7,507,769)          (1,452,856)

Cash flows from investing activities:
  Purchases of furniture and equipment .................................            (212,578)            (147,084)
  Payments on notes receivable .........................................             127,955              591,113
  Issuance of notes receivable .........................................                   -           (3,339,193)
                                                                                 -----------          -----------

    Total cash used by investing activities ............................             (84,623)          (2,895,164)
                                                                                 -----------          -----------

Cash flows from financing activities:
  Payments of notes payable and line of credit .........................          (4,190,050)          (1,395,834)
  Payments on short-term loans - related parties .......................          (1,000,000)                   -
  Proceeds from short-term loans - related parties .....................           1,000,000                    -
  Proceeds from issuance of notes payable ..............................           6,387,158            4,024,000
  Proceeds from sale of common stock ...................................             895,276            3,539,993
  Proceeds from common stock subscribed ................................           2,000,000                    -
  Proceeds from line of credit .........................................           1,999,450                    -
  Retirement of preferred stock ........................................                   -             (374,363)
  Dividends paid on preferred stock ....................................             (85,167)             (78,756)
  Fees and commissions paid for sale of stock ..........................            (269,662)            (439,449)
                                                                                 -----------          -----------

    Total cash provided by financing activities ........................           6,737,005            5,275,591
                                                                                 -----------          -----------


  Net increase (decrease) in cash and cash equivalents .................            (855,387)             927,571

  Cash and cash equivalents at beginning of period .....................             990,085              380,599
                                                                                 -----------          -----------

  Cash and cash equivalents at end of period ...........................         $   134,698          $ 1,308,170
                                                                                 ===========          ===========
Supplemental cash flow information:
  Interest paid ........................................................         $   599,797          $    56,649
                                                                                 ===========          ===========
Supplemental disclosures of non-cash investing and financing activities:
  Conversion of preferred stock to common stock ........................         $   199,992          $         -
                                                                                 ===========          ===========
  Accrued preferred stock dividends, net of payments ...................         $    41,610          $    93,366
                                                                                 ===========          ===========
  Acquisition of Long Island Office:
    Cancellation of note ...............................................         $ 4,162,856          $         -
    Accrued liabilities ................................................         $   921,068          $         -
                                                                                 -----------          -----------
                                                                                 $ 5,083,924          $         -
                                                                                 ===========          ===========
  Issuance of stock to pay liability ...................................         $   768,735          $ 1,348,357
                                                                                 ===========          ===========
  Issuance of note receivable to employee ..............................         $   200,000          $         -
                                                                                 ===========          ===========
  Conversion of debt to common stock ...................................         $   100,000          $         -
                                                                                 ===========          ===========
  Issuance of common stock to pay preferred dividends ..................         $    26,484          $         -
                                                                                 ===========          ===========

                     See accompanying notes to the condensed consolidated financial statements.

                                                          6

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Empire Financial Holding Company ("EFH") and its wholly owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("Jesup"), (collectively, the "Company")are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Use of Estimates
----------------

         GENERAL. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CLEARING ARRANGEMENTS. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of our customer transactions, to our clearing brokers, who maintain our customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for our proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

         CUSTOMER CLAIMS, LITIGATION AND REGULATORY MATTERS. In the normal course of business, we have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our broker dealer activities, as an employer and as a result of other business activities.

         FAIR VALUE. "Marketable securities owned" and "Securities sold, but not yet purchased" on our consolidated statement of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         Fair values are based on listed market prices, where possible. If listed market prices are not available or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, and marketability. Warrants received from investment banking engagements are generally valued using the Black-Scholes option valuation model and management may reduce the value if there is a restriction as to when the warrants may be exercised. The Black-Scholes method uses assumptions such as volatility, interest rates, and dividend yields to determine the value.

         VALUATION OF DEFERRED TAX ASSETS. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         GOODWILL AND OTHER INTANGIBLE ASSETS. The Company applies SFAS 142, Goodwill and Other Intangible Assets and performs an annual impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company's business, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has selected September 30 as the date on which it performs its annual goodwill impairment test.

         In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 "Business Combinations" using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.

         The additions to goodwill include the excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired and acquisition costs.

         EXPENSE RECOGNITION OF EMPLOYEE STOCK OPTIONS. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which became effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation effective January 1, 2007. The adoption did not have any effect on the Company's financial statements.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

         During the nine months ended September 30, 2007, the Company granted options to acquire 535,300 shares, of the Company's common stock, with exercise prices of $1.97 - $4.31 per share, which had an aggregate fair value of $757,284. The Company recorded a compensation charge of $383,179 for the nine months ended September 30, 2007, relating to the amortization of the fair value associated with options granted. The Company will amortize the remaining values over the remaining vesting periods of the options.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the nine months ending September 30, 2007 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

Expected dividend yield:  None
Risk free interest rate:  5.16%
Expected life:            3 - 5 years
Expected volatility:      58%

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net loss would have been the pro forma amounts indicated below:

                                                    Nine months ended            Three months ended
                                                      September 30,                September 30,
                                               --------------------------    --------------------------
                                                   2007           2006          2007            2006
                                               -----------    -----------    -----------    -----------
Net loss applicable to common
 stockholders as reported ..................   $(5,300,932)   $  (115,680)   $(1,996,510)   $  (533,917)

Subtract stock-based employee compensation
 expense related to stock options determined
 under fair value method ...................      (479,732)      (353,593)      (244,956)      (135,763)
                                               -----------    -----------    -----------    -----------

   Pro forma ...............................   $(5,780,664)   $  (469,273)   $(2,241,466)   $  (669,680)
                                               ===========    ===========    ===========    ===========
Net loss per share applicable to common
 stockholders:
   As reported:
     Basic: ................................   $     (0.49)   $     (0.02)   $     (0.18)   $     (0.08)
                                               ===========    ===========    ===========    ===========

     Diluted: ..............................   $     (0.49)   $     (0.02)   $     (0.18)   $     (0.08)
                                               ===========    ===========    ===========    ===========
   Pro forma:
     Basic: ................................   $     (0.53)   $     (0.07)   $     (0.20)   $     (0.10)
                                               ===========    ===========    ===========    ===========
     Diluted: ..............................   $     (0.53)   $     (0.07)   $     (0.20)   $     (0.10)
                                               ===========    ===========    ===========    ===========

4. NOTES RECEIVABLE

         The Company has advanced funds to certain registered representatives in five Company owned offices.

         The notes receivable, by location, at September 30, 2007, were as follows:

                                                               Amount
                                                              --------
         New York .......................................     $200,000
         Longwood .......................................        7,222
         Boca Raton .....................................        4,545
         Boston .........................................       17,000
         San Francisco ..................................      490,000
                                                              --------
         Total notes receivable .........................     $718,767
                                                              ========

5. MARKETABLE SECURITIES OWNED, AT MARKET VALUE

         At September 30, 2007, marketable securities owned included $508,614 of securities which were received as a result of the Company calling secured demand notes receivable from two of its employees to recover trading losses incurred by them during 2006. The recovered trading losses were included in trading income for the year ended December 31, 2006.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6. INTANGIBLE ASSETS

         At September 30, 2007, intangible assets consisted of the following:

         Trademarks .....................................  $ 3,282,077
         Customer lists .................................    1,157,266
         Goodwill - Jesup ...............................    8,431,830
         Goodwill - Long Island Office ..................    4,840,335
                                                           -----------
                                                           $17,711,508

         Less: accumulated amortization .................     (106,084)
                                                           -----------
                                                           $17,605,424
                                                           ===========

         During the three months ended September 30, 2007, the Company recorded goodwill totaling $450,000 as an adjustment of the acquisition purchase price of the Long Island office.

         Amortization expense for intangible assets totaled $28,932 and $86,796 for the three months and nine months ended September 30, 2007, respectively.

         The estimated annual aggregate amortization expense related to amortizable intangible assets for 2007 and the five succeeding fiscal years are as follows:

         Year ending December 31, 2007 ..................     $126,978
         Year ending December 31, 2008 ..................      160,728
         Year ending December 31, 2009 ..................      160,728
         Year ending December 31, 2010 ..................      160,728
         Year ending December 31, 2011 ..................      160,728
         Year ending December 31, 2012 ..................      160,728

         The Company has selected September 30 as the date on which it performs its annual goodwill impairment test. We performed our annual goodwill impairment test as of September 30, 2007, and determined we had no goodwill impairment at that date.

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         At September 30, 2007, accounts payable, accrued expenses and other liabilities consisted of the following:


         Accrued commissions and management fees ........      150,855
         Accrued payroll and taxes ......................      682,080
         Accrued rent ...................................      102,598
         Accrued preferred stock dividends ..............      165,404
         Accrued interest expense .......................      211,666
         Accrued expenses for Long Island acquisition ...      685,696
         Other accrued expenses and accounts payable ....      291,862
                                                            ----------
                                                            $2,290,161
                                                            ==========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

8. SHORT-TERM LOANS - RELATED PARTIES

         On June 14, 2007, EFH obtained a short-term loan from EFH Partners LP, a related party in the amount of $1 million. The loan bore no interest but a one-time fee of 7.5% or $75,000, was paid to the Company's clearing firm. The loan was payable on demand. On June 26, 2007, a $500,000 payment was made. A second payment of $500,000 was made on July 6, 2007, paying in full the outstanding balance.

9. LINE OF CREDIT PAYABLE

         On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. At September 30, 2007 we have drawn $1,999,450 of the line. The line expires on February 1, 2008. The credit line carries interest payable monthly at Fifth Third Bank's prime rate and is subject to two debt covenants. The first covenant requires the Company to maintain net capital as defined under Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 in an amount at least equal to the amount drawn under the credit line. The Company was in compliance with the first covenant at September 30, 2007. The second covenant requires the Company to maintain tangible net worth of at least $6 million. The Company is in violation of the second covenant and has not obtained a waiver. Although it has not given any indication it intends to do so, Fifth Third Bank could call the line of credit at anytime. The interest expense through September 30, 2007 was $125,171.

10. NOTES PAYABLE

         Notes payable at September 30, 2007 consisted of the following:

Convertible notes payable to investors, interest payable quarterly at 6.5%. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share .................................  $ 6,387,158

Unsecured note payable to Jesup & Lamont Holding Corporation.
 The note accrues interest at four percent per annum with interest and principal payable at maturity on October 1, 2011 ............  $ 2,500,000

Subordinated note payable to EFH Partners, with interest at four percent payable at maturity on April 1, 2008 ....................  $ 1,000,000

Unsecured note payable to an independent registered representative which accrues interest at five percent per annum. Principal
 and interest is payable on demand ...............................  $   246,533
                                                                    -----------
                                                                    $10,133,691

Less: Unamortized discount on note to Jesup & Lamont Holding Corp.     (391,482)
                                                                    -----------
                                                                    $ 9,742,209
                                                                    ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         The annual maturities of principal on the notes payable are as follows:

         Year ending December 31, 2007 ..................  $   246,533
         Year ending December 31, 2008 ..................    1,000,000
         Year ending December 31, 2009 ..................            -
         Year ending December 31, 2010 ..................            -
         Year ending December 31, 2011 ..................    2,500,000
         Thereafter .....................................    6,387,158
                                                           -----------
                                                           $10,133,691
                                                           ===========

         Interest expense related to notes payable totaled $511,760 and $72,709 for the nine months ended September 30, 2007 and 2006, respectively.

         On March 23, 2007, the Company filed an amended Form 8-K which disclosed that as of March 7, 2007, the Company had entered into binding agreements dated as of March 6, 2007 to sell $8,018,052 of units in a private placement to 32 accredited individual and institutional investors. The final closing in March 2007 resulted in the Company selling $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after six months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007.

         On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in and underlying the units. The Company filed its registration statement Form S-3 as required under the registration rights agreements under on May 1, 2007, and the registration became effective on May 18, 2007. No further listing, registration or contingent requirements exist.

         The total separate purchase prices of the debentures, common stock and warrants were $6,387,158, $709,685, and $185,591, respectively.

         The Company considered SFAS 133 and EITF 00-19 in recording this private placement. We accounted for the warrants as equity, recording the warrants at the minimum purchase of $0.125 per share required by the AMEX rules for an "at the market offering". The debentures, common stock and warrants were all recorded at their face value purchase prices which were determined to be their fair values upon sale of the securities.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

         Trading revenues consisted of the following:

                                     Nine months ended            Three months ended
                                        September 30,                September 30,
                                --------------------------    --------------------------
                                    2007           2006           2007           2006
                                -----------    -----------    -----------    -----------
Net realized gains and losses   $ 7,136,854    $ 8,464,009    $ 2,019,930    $ 2,696,564
Unrealized gains ............     1,067,221      1,367,109        252,606      1,001,465
Unrealized losses ...........    (1,888,994)    (2,061,578)      (280,747)    (1,133,582)
                                -----------    -----------    -----------    -----------

Trading income, net .........   $ 6,315,081    $ 7,769,540    $ 1,991,789    $ 2,564,447
                                ===========    ===========    ===========    ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

         Calculation of net income (loss) per share is as follows:

                                                        Nine months ended               Three months ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2007            2006            2007            2006
                                                   ------------    ------------    ------------    ------------
Numerator for earnings (loss) per share:
  Net income (loss) ............................   $ (5,173,432)   $     56,442    $ (1,949,776)   $   (464,278)
  Preferred stock dividends ....................   $    127,500)   $   (172,122)   $    (46,734)   $    (69,639)
                                                   ------------    ------------    ------------    ------------
Loss attributable to common
   stockholders ................................   $ (5,300,932)   $   (115,680)   $ (1,996,510)   $   (533,917)
                                                   ============    ============    ============    ============

Denominator for loss per share:
  Basic weighted-average shares ................     10,847,537       6,991,413      11,082,381       7,009,037

  Diluted weighted-average shares:
  Stock options ................................              -               -               -               -
  Warrants .....................................              -               -               -               -
  Convertible preferred stock Series B .........              -               -               -               -
  Convertible preferred stock Series C .........              -               -               -               -
  Convertible preferred stock Series D .........              -               -               -               -
  Convertible preferred stock Series E .........              -               -               -               -
  Convertible preferred stock Series F .........              -               -               -               -
  Convertible notes ............................              -               -               -               -
                                                   ------------    ------------    ------------    ------------
  Diluted weighted-average shares ..............     10,847,537       6,991,413      11,082,381       7,009,037
                                                   ============    ============    ============    ============
Basic and diluted loss per share:
Basic loss per share ...........................   $      (0.49)   $      (0.02)   $      (0.18)   $       (.08)
                                                   ============    ============    ============    ============

Diluted loss per share .........................   $      (0.49)   $      (0.02)   $      (0.18)   $       (.08)
                                                   ============    ============    ============    ============

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:


  Stock options ................................      3,984,443       1,878,761       3,984,443       1,878,761
  Warrants .....................................      3,664,180       2,327,445       3,664,180       2,327,445
  Convertible preferred stock Series B .........              -       1,166,666               -       1,166,666
  Convertible preferred stock Series C .........        353,100         353,100         353,100         353,100
  Convertible preferred stock Series D .........              -         100,000               -         100,000
  Convertible preferred stock Series E .........              -         178,291               -         178,291
  Convertible preferred stock Series F .........        819,987         866,139         819,987         866,139
  Convertible notes ............................      2,672,437         134,089       2,672,437         134,089
  Convertible notes - anti-dilution shares .....        481,892               -         481,892               -
  Common stock subscribed ......................      1,622,718               -       1,622,718               -
  Warrants for common stock subscribed .........        811,359               -         811,359               -
                                                   ------------    ------------    ------------    ------------
  Total common shares ..........................     14,410,116       7,004,491      14,410,116       7,004,491
                                                   ============    ============    ============    ============

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

13. EQUITY

         For the nine months ended September 30, 2007, the Company recorded the following stock, warrant and unit transactions:

         On August 24, 2007, the Company filed a Form 8-K which disclosed that as of August 20, 2007, the Company had entered into agreements to sell $2,250,000 of units in a private placement to 4 accredited individual and institutional investors, of which it subsequently took down funds representing the placement of $2,000,000 of units to 3 accredited institutional investors. The units consist of 1,622,718 shares of Common Stock for $1,898,580.06, and five-year non-redeemable warrants to purchase 811,359 shares of common stock for $101,419.94. The warrants are exercisable after six months from the date of issue at a price of $1.40 per share. Each share of common stock underlying the units is priced at $1.17, the closing price of the Company's common stock on August 20, 2007. The subscription included Empire's agreement to register all 2,434,077 shares of common stock included in and underlying the units. Pursuant to the terms of the agreements, Empire must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 10% of the purchase price, upon certain failures to register all shares of common stock underlying the units within 120 days of the closing date of the transaction. Empire will pay total cash commissions of $80,000 in connection with these transactions.

         The closing of the transaction is subject to fulfillment of certain conditions. The above sales were made for investment by accredited investors and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof, and pursuant to the exemption provided by Regulation D. All the securities are restricted securities and will bear a restrictive legend and be subject to stop transfer restrictions. None of the shares of common stock included in and underlying the units will be issued until the American Stock Exchange has approved its listing.

         On March 23, 2007, the Company filed an amended Form 8-K which disclosed that as of March 7, 2007, the Company had entered into binding agreements dated as of March 6, 2007 to sell $8,018,052 of units in a private placement to 32 accredited individual and institutional investors. The final closing in March 2007 resulted in the Company selling $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, currently convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after nine months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in the units. The Company filed its registration statement as required under the registration rights agreements under Form S-3 on May 1, 2007, and the registration became effective on May 18, 2007. No further listing, registration or contingent requirements exist.

         Two outside investors converted their shares of Series F Preferred Stock for 46,152 shares of common stock.

         An employee received 200,000 shares of restricted stock which had been provided for in 2006 for the acquisition of Jesup & Lamont. The stock was valued at $632,000 and increased goodwill by this amount.

         An employee bought from two outside investors two convertible notes with a combined face value of $100,000 which convert to common at $2.00 per share. On conversion of these notes he received 50,000 shares of common stock.

         An outside consultant was issued 85,000 share of common stock at $1.25 per share. The stock was issued as compensation for consulting services rendered.

         An outside legal firm was issued 23,450 shares of common stock at $1.30 per share. The stock was issued as compensation for legal services rendered.

         A preferred stockholder and ex-officer of the Company was issued 15,858 shares of common stock at $1.67 per share. The stock was issued as payment for dividends owed from 2006.

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

         On September 28, 2007, the Company's stockholders approved the new 2007 Incentive Compensation Plan, which authorizes 4,000,000 shares of the Company's common stock to be eligible for grant of awards under the Plan. Its purpose and terms are the same as those of the 2000 Incentive Compensation Plan.

         At September 30, 2007, the Company had outstanding options to purchase 3,984,443 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 3,984,443 options, 1,670,921 options were granted to employees, 1,420,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 268,522 were granted to current outside members of the Board of Directors.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

14. INCOME TAXES

         The federal and state income tax provisions are summarized as follows:

                                                 Nine           Three
                                                months          months
                                                ended           ended
                                             September 30,   September 30,
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
                                               ========        ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefit arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we recorded a valuation allowance totaling $4,044,000 at September 30, 2007. The components of the Company's deferred tax assets at September 30, 2007 were as follows:

         Deferred tax assets:
           Net operating loss carryforwards ...........    $ 6,257,000
           Amortization of intangibles ................      1,035,000
                                                           -----------
           Deferred tax assets ........................      7,292,000
                                                           -----------
         Deferred tax liabilities:
           Value of warrants received for services ....       (853,000)
           Amortization of goodwill and trademarks ....       (278,000)
                                                           -----------
           Deferred tax liabilities ...................     (1,131,000)
                                                           -----------
         Net deferred tax assets ......................      6,161,000
           Less:  Valuation allowance .................     (4,044,000)
                                                           -----------
           Net deferred tax assets ....................    $ 2,117,000
                                                           ===========

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         The Company has net operating loss carryforwards for federal tax purposes of approximately $15,643,000 which expire in years 2022 through 2026. The amount deductible per year is limited to approximately $576,000 under current tax regulations for EFG and EFH and EIA combined and $640,000 for Jesup. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

15. ACQUISITION OF LONG ISLAND OFFICE

         On March 26, 2007, (the "Effective Date"), we acquired all the assets and operations of an independent broker office of supervisory jurisdiction ("OSJ") located in New York ("the Long Island office"). We paid (i) $4,162,856 by canceling notes owed to the Company by the OSJ, and (ii) $921,068 in accrued liabilities, for 100% of the OSJ's assets and operations. The total purchase price was $5,083,924.

         Prior to the Effective Date, neither the Registrant nor any of its affiliates, nor any officer or director of the Registrant or any associate of any such officer or director, had any material relationship with the OSJ, except that the OSJ was an Office of Supervisory Jurisdiction (as such term is defined by the NASD) of the Registrant.

         Under the acquisition, the Company recorded (i) furniture and equipment with a fair value of $163,090, (ii) security deposits of $80,499, (iii) customer list of $450,000, and (iv) goodwill of $4,390,335.

16. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients.

         In connection with the settlement, EFG deposited $350,000 into an escrow account pending ratification by the SEC's main office in Washington D.C. On May 11, 2007, we notified the SEC that we were withdrawing our settlement offer related to the enforcement action brought against EFG in May of 2004. On June 14, 2007 we withdrew the $350,000 from escrow. On August 23, 2007, we received a letter from the SEC stating this investigation was completed and no further action would be pursued.

         A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before the NASD alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against the Company for tortious interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from the Company. The Company denies the material allegations of the Statement of Claim and is vigorously defending this action. The Company has also asserted a counterclaim against Claimant for unfair competition. The parties appeared for the several hearings in this arbitration in 2007. Additional hearing dates have been scheduled in 2008. This claim is associated with the Long Island office that EFG acquired in March 2007.

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

         Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits and legal fees filed against us, and in accordance with SFAS 5 have not accrued any liability with regards to these matters.

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

         On February 6, 2006, EFG received a letter from the National Association of Securities Dealers ("NASD") threatening disciplinary action for failure to maintain required net capital during the period from September 2003 to February 14, 2005 while the Company was under different management, and alleging its violation of other NASD rules. The NASD calculated the range of net capital deficiencies during that period as between approximately $488,000 and $1.833 million.

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

                        EMPIRE FINANCIAL HOLDING COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         In August 2007, EFG received a Notice of Acceptance of Letter of Acceptance, Waiver and Consent from the NASD ("AWC") dated July 30, 2007. The AWC settles all matters in the preceding paragraphs in return for EFG's payment of a fine in the amount of $145,000. On August 22, 2007 payment was to the NASD in this amount.

         On August 11, 2006, EFG was notified by the NASD that they considered secured demand notes receivable from employees totaling $1,348,357 as non-allowable assets which would have placed EFG in a net capital violation. Before giving effect to the NASD position, EFG had determined that its net capital at June 30, 2006 was $885,923, which exceeded the minimum net capital requirement by $364,423 (an excess amount challenged by the NASD). Although the Company disagreed with the NASD position, as a result of the notification from the NASD, on August 11, 2006, the Company called the demand notes and ordered its clearing company to sweep the securities pledged as collateral for the notes from a segregated account and deposit the securities in the name of EFG in its general marketable securities account. EFG then reclassified the amounts previously recorded as secured demand notes receivable to marketable securities owned, at market value. Further, pursuant to a request by the NASD, the Company also filed a net capital deficiency notification under Exchange Act Rule 17a-11 with the SEC and NASD on August 11, 2006.

         At September 30, 2007, EFG reported net capital of $1,388,237, which was $853,237 above the required net capital of $535,000. At September 30, 2007, Jesup reported net capital of $810,475, which was $710,475 above the required net capital of $100,000.

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

         The Company believes these matters will not have a material adverse effect.

         The ratio of aggregate indebtedness to net capital was 0.67 to 1 for EFG and .85 to 1 for Jesup. EFG and Jesup are exempt from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

         We have received the final approved Membership Agreement from the NASD for our acquisition of Jesup.

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

         This Form 10-QSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this Form 10-QSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to Empire Financial Holding Company and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS:

         Three months ended September 30, 2007 compared to three months ended September 30, 2006:

Revenues:
---------

         Total revenues for the three months ended September 30, 2007 were $12,146,527, an increase of $5,693,822, or 88%, over total revenues of $6,452,705 for the same period in 2006, of which 93% was due to the acquisition of Jesup. This increase is primarily due to the reasons described below:

         Commissions and fees revenues for the three months ended September 30, 2007 were $8,530,032, an increase of $5,106,322 or approximately 149%, from our commissions and fees revenues of $3,423,710 for the comparable period in 2006, of which 65% was due to the acquisition of Jesup. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 39% of our commissions and fees revenues for the three month period ended September 30, 2007. Commissions and fees revenues accounted for approximately 70% and 53%, of our total revenues for the three month periods ended September 30, 2007 and 2006, respectively.

         For the three months ended September 30, 2007 trading income was $1,991,789, a decrease of $572,658, or approximately 22%, from our trading income of $2,564,447 for the comparable period in 2006. Trading income accounted for approximately 17% and 40%, of our total revenues for the three month periods ended September 30, 2007 and 2006, respectively.

         For the three months ended September 30, 2007, our investment banking revenues were $1,624,706, an increase of $1,160,158, or approximately 250%, from our investment banking revenues of $464,548 for the comparable period in 2006. The increase was primarily due to the growth and maturing of our investment banking department. Investment banking revenues accounted for approximately 13% and 7% of our revenues for the three month periods ended September 30, 2007 and 2006, respectively.

Expenses:
---------

         Employee compensation and benefits increased 125% to $5,521,709 for the three months ending September 30, 2007 from $2,449,795 for the same period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 38% of our employee compensation and benefits for the three month period ended September 30, 2007.

         Commissions and clearing costs were $6,193,056 and $3,574,761 for the three months ending September 30, 2007 and 2006, respectively. The increase of $2,618,295, or 73%, was due primarily to the acquisition of Jesup, which accounted for approximately 33% of our commissions and clearing costs for the three month period ended September 30, 2007.

         General and administrative expenses and communications and data processing for the three months ending September 30, 2007 increased approximately 93% to $2,189,507 from $1,133,687 for the three months ended September 30, 2006. The increase was due primarily to the acquisition of Jesup, which accounted for approximately 33% of our general and administrative expenses and communications and data processing for the three month period ended September 30, 2007.

         Interest expense for the three months ending September 30, 2007 increased to $234,440 as compared to $161,659 for the three months ending September 30, 2007. This interest was for cash interest related to bridge notes, convertible notes, and other debt in 2007.

         As a result of the net loss and the increase in the deferred tax valuation allowance, there was no provision for income taxes for the three months ended September 30, 2007 and 2006.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $1,949,776 for the three months ended September 30, 2007 as compared to a net loss of $464,278 for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

Revenues:
---------

         Total revenues for the nine months ended September 30, 2007 were $40,222,229, an increase of $17,409,842 or approximately 76%, over total revenues of $22,812,387 for the same period in 2006, of which 95% was due to the acquisition of Jesup. This increase is primarily due to the reasons described below:

         Commissions and fees revenues for the nine months ended September 30, 2007 were $25,467,103, an increase of $12,353,646 or approximately 94%, from our commissions and fees revenues of $13,113,457 for the comparable period in 2006, of which 99% was due to the acquisition of Jesup. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 48% of our commissions and fees revenues for the nine month period ended September 30, 2007. Commissions and fees revenues accounted for approximately 63% and 57%, of our total revenues for the nine month periods ended September 30, 2007 and 2006, respectively.

         For the nine months ended September 30, 2007 trading income was $6,315,081, a decrease of $1,454,459, or approximately 19%, from our trading income of $7,769,540 for the comparable period in 2006. The decrease was primarily due to losses incurred from proprietary trading. Trading income accounted for approximately 16% and 34%, of our total revenues for the nine month periods ended September 30, 2007 and 2006, respectively.

         For the nine months ended September 30, 2007, our investment banking revenues were $8,440,045, an increase of $6,510,655, or approximately 337%, from our investment banking revenues of $1,929,390 for the comparable period in 2006. The increase was primarily due to the growth and maturing of our investment banking department. Investment banking revenues accounted for approximately 21% and 9% of our revenues for the nine month periods ended September 30, 2007 and 2006, respectively.

Expenses:
---------

         Employee compensation and benefits increased 97% to $14,792,630 for the nine months ending September 30, 2007 from $7,508,151 for the same period in 2006. The increase was primarily due to the acquisition of Jesup, which accounted for approximately 31% of our employee compensation and benefits for the nine month period ended September 30, 2007, and the acquisition of our Long Island office.

         Commissions and clearing costs were $22,748,034 and $12,223,771 for the nine months ending September 30, 2007 and 2006, respectively. The increase of $10,524,263, or 86%, was due primarily to the acquisition of Jesup, which accounted for approximately 46% of our commissions and clearing costs for the nine month period ended September 30, 2007.

         General and administrative expenses and communications and data processing for the nine months ending September 30, 2007 increased approximately 131% to $7,131,239 from $3,087,403 for the nine months ended September 30, 2006. The increase was due primarily to increased activity in the Long Island office and the acquisition of Jesup, which accounted for approximately 40% of our general and administrative expenses and communications and data processing for the nine month period ended September 30, 2007.

         Interest and other income for the nine months ended September 30, 2007 included $350,000 of other income related to the withdrawal of escrow for an SEC settlement and the reversal of the expense previously recorded.

         Interest expense for the nine months ending September 30, 2007 increased to $1,173,616 as compared to $207,397 for the nine months ending September 30, 2006. A total of $285,065 of the interest expense in 2007 was amortization of debt discount. The remaining $888,551 was for cash interest related to bridge notes, convertible notes, and other debt in 2007.

         As a result of the net loss and the increase in the valuation allowance against the deferred tax assets, the provision for income taxes was zero for the nine months ended September 30, 2007.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $5,173,432 for the nine months ended September 30, 2007 as compared to net income of $56,442 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2007, we had $36,841,202 in assets, approximately 35% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity increased $8,779,138 to $16,804,857 at September 30, 2007, compared to $8,025,719 at September 30, 2006. This increase is primarily due to the acquisition of Jesup and the sales and/or conversion of our preferred and common stock and convertible debt.

         Due to the net loss incurred during the quarter, and non cash items offset by changes in operating assets and liabilities, net cash used by operations for the nine months ended September 30, 2007 was $7,507,769 as opposed to net cash used by operations for the same period in 2006 of $1,452,856.

         Cash used in investing activities for the nine months ended September 30, 2007 was $84,623 as compared to $2,895,164 for the same period in 2006. In 2007, the Company received $127,955 related to notes receivable issued to provide capital to expand its independent office in Uniondale, NY and offices in San Francisco, California and Boca Raton, Florida. The Company used $212,578 to purchase furniture and equipment. For the same period in 2006, the Company issued notes receivable for $3,339,193, received $591,113 on these notes and used $147,084 for the purchase of furniture and equipment.

         Cash provided from financing activities for the nine months ending September 30, 2007 was $6,737,005. The Company raised $6,387,158 from the issuance of interest bearing investor notes, $895,276 from the sale of common stock and $2,000,000 from subscriptions for an additional sale of units of common stock and warrants. The Company received proceeds of $1,999,450 from a line of credit and made payments against notes payable of $4,190,050. The Company also received proceeds of $1,000,000 from short-term loans and repaid $1,000,000 on these loans.

         Goodwill and Other Intangible Assets. The Company applies SFAS 142, Goodwill and Other Intangible Assets and performs an annual impairment test. Under SFAS 142, the fair value of an asset (or liability) is the amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Thus, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.

Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest rather than an investor who would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization.

         Our goodwill was recorded for acquisitions which are less than one year old. We believe we have not nearly begun to realize the fair value of these acquisitions or the synergies which we believe will be realized from combining with our pre-acquisition operations.

         We have determined that the fair value of each reporting unit is best estimated using a discounted cash flow methodology.

         Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company's business, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and potential goodwill impairment for each reporting unit. The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. We performed our annual goodwill impairment test as of September 30, 2007, and determined we had no goodwill impairment at that date.

         If the Company subsequently determines its goodwill and other intangible assets have been impaired, the Company may have to write off a portion or all of such goodwill and other intangible assets. If all goodwill and other intangible assets were written off, the Company would record a non cash loss approximating $17.6 million to operations and stockholders' equity.

         We have only recently started to realize the benefit from the many operational changes we have made since our major change in ownership control which occurred approximately only two years ago. For example, investment banking is becoming a primary line of business. Investment banking revenues for the years ended December 31, 2005 and 2004, totaled $266,410 and $0, respectively. However, investment banking revenues totaled $3,543,625 for the year ended December 31, 2006, and already totals $8,440,045 for the nine months ended September 30, 2007.

         The Company plans to raise additional debt and equity capital in 2007 and 2008 for working capital. The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

         The Company has implemented many operating changes which are expected to benefit operations in the future. The more notable of these changes have been to eliminate our proprietary trading and consolidate operations of our broker dealers. The pro forma summary set forth below summarizes the impact on our net loss, cash and net capital as if these changes had been made as of January 1, 2007.

                                             PRO FORMA SUMMARY
                                                ($Millions)

                                  3 MONTHS   9 MONTHS  9 MONTHS   9 MONTHS
                                  --------ENDED SEPTEMBER 30, 2007--------
                                                                  BROKERS'
                                    NET        NET                  NET
                                    LOSS       LOSS      CASH     CAPITAL
                                    ----       ----      ----     -------

Balances as reported
 at September 30, 2007:            $(2.0)     $(5.3)     $0.1      $2.2

Net adjustments related to
 proprietary trading                 0.2        4.5       4.1       1.3

Net adjustments related to
 other operations                    0.3        1.0       1.3       1.0
                                   -----      -----      ----      ----

Pro forma balances                 $(1.5)     $ 0.2      $5.5      $4.5
                                   -----      -----      ----      ----

Additional adjustments for
 recurring non cash expenses:

   FAS 123 stock
    compensation                     0.1        0.4

   Depreciation and
    amortization                     0.2        0.9
                                   -----      -----

Pro forma balances on
  cash basis                       $(1.2)     $ 1.5      $5.5      $4.5
                                   =====      =====      ====      ====

OFF-BALANCE SHEET ARRANGEMENTS

         Clearing Arrangements. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of our customer transactions, to our clearing brokers, who maintain our customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for our proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

         Customer Claims, Litigation and Regulatory Matters. In the normal course of business, we have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our broker dealer activities, as an employer and as a result of other business activities.

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at September 30, 2007 at the market values of the securities and will incur a loss if the market value increases subsequent to September 30, 2007. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 24, 2007, the Company filed a Form 8-K which disclosed that as of August 20, 2007, the Company had entered into agreements to sell $2,250,000 of units in a private placement to 4 accredited individual and institutional investors, of which it subsequently took down funds representing the placement of $2,000,000 of units to 3 accredited institutional investors. The units consist of $1,898,580.06 to purchase 1,622,718 shares of Common Stock, and $101,419.94 to purchase five-year non-redeemable warrants to purchase 811,359 shares of common stock. The warrants are exercisable after six months from the date of issue at a price of $1.40 per share. Each share of common stock underlying the units is priced at $1.17, the closing price of the Company's common stock on August 20, 2007. The subscription included Empire's agreement to register all 2,434,077 shares of common stock included in and underlying the units. Pursuant to the terms of the agreements, Empire must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 10% of the purchase price, upon certain failures to register all shares of common stock underlying the units within 120 days of the closing date of the transaction. Empire will pay total cash commissions of $80,000 in connection with these transactions.

         The closing of the transaction is subject to fulfillment of certain conditions. The above sales were made for investment by accredited investors and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof, and pursuant to the exemption provided by Regulation D. All the securities are restricted securities and will bear a restrictive legend and be subject to stop transfer restrictions. None of the shares of common stock included in and underlying the units will be issued until the American Stock Exchange has approved its listing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2007 annual meeting of Stockholders on September 28, 2007. The matters voted on and approved by the Stockholders were as follows:

  (i) Election of Directors. Presented below are the votes cast for each director nominee.

                   NAME                      FOR           WITHHELD AUTHORITY
                   ----                      ---           ------------------
         a. Donald A. Wojnowski Jr.       8,029,970             567,930
         b. Bradley L. Gordon             8,029,970             567,930
         c. Steven M. Rabinovici          8,027,970             569,930
         d. John C. Rudy                  8,028,970             568,930
         e. Kirk M. Warshaw               8,027,970             569,930

  (ii) Incentive Compensation Plan. Approval of a new Incentive Compensation Plan that will authorize 4,000,000 shares of our common stock to be eligible for grant of awards under the Plan. The results were as follows:

            FOR             AGAINST          ABSTAIN          NOT VOTED
            ---             -------          -------          ---------
         6,382,504          184,186          529,642          1,501,568

  (iii) Independent Auditors. Confirmation of the appointment of Miller Ellin & Company, LLP as Empire's independent auditors for the fiscal year ending December 31, 2007. The results were as follows:

                    FOR              AGAINST           ABSTAIN
                    ---              -------           -------
                 8,562,998            2,043             32,859

  (iv) Company Name Change. To amend the Company's Articles of Incorporation to change the name of the Company to "Jesup & Lamont, Inc.". The results were as follows:

                    FOR              AGAINST           ABSTAIN
                    ---              -------           -------
                 8,582,975           13,575             1,350

ITEM 5.  OTHER INFORMATION

         On November 6, 2007, the Company's Board of Directors approved amended and restated bylaws that provide for the issuance of uncertificated shares, in order for the Company's stock to be eligible for the Depository Trust Company's Direct Registration System and to meet the requirements of Section 135 of the AMEX Company Guide which are effective January 1, 2008. The complete amended and restated bylaws are attached to this report on Form 10QSB as Exhibit 3(ii).

         On November 6, 2007, the Company's Board of Directors appointed Kevin
A. Carreno as Chief Operating Officer. From 2005 to the present, Mr. Carreno founded and was President of a independent legal and compliance consulting firm that served the broker-dealer and investment advisory industry. Since 2006 he was also an adjunct professor in business and computer law at St. Petersburg College, Florida. Before that, from 2000 to 2004, he was Chief Executive Officer of the first independent contractor Broker Dealer launched in the UK. From 1990 until 2000, he served in a variety of senior management roles including Director of Compliance and Associate Corporate Counsel for a Florida based financial services company. Mr. Carreno retired from the U.S. Air Force as a Lieutenant Colonel after 27 years of both active duty and Reserve service. Mr. Carreno holds a Bachelor of Science degree from the United States Air Force Academy and a J.D. from the University of Denver.

         Mr. Carreno's annual compensation under the agreement is $250,000 plus bonuses and other benefits provided to its employees. Mr. Carreno was also awarded a grant of 100,000 shares of the Company's common stock, and an option to purchase 200,000 shares of the Company's common stock at 110% of the closing price on November 6, 2007.

ITEM 6.  EXHIBITS

         3(ii)    Amended and Restated Bylaws.

         10.29    2007 Incentive Compensation Plan (1)

         10.30    Employment contract for Kevin A. Carreno

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________
(1) Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on august 23, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE FINANCIAL HOLDING COMPANY


/s/ Donald A. Wojnowski Jr.             Date: November 8, 2007
---------------------------
Donald A. Wojnowski Jr.
President/CEO
(Principal Executive Officer)


/s/ James M. Matthew                    Date: November 8, 2007
--------------------
James M. Matthew
Chief Financial Officer
(Principal Financial Officer)