Form 10QSB/A
period 2007-09-30
EMPIRE FINANCIAL HOLDING CO
filed 2007-11-09
CIK 1094320

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

                                EXPLANATORY NOTE

This amended Quarterly Report on Form 10-QSB/A is filed soley to attach an exhibit, to amend the exhibit list correspondingly, and to add an exhibit index. Consistent with applicable SEC guidelines, this amendment includes the entire Quarterly Report for the quarter ended September 30, 2007.

Other than as stated above, all information in the previously filed Quarterly Report remains unchanged.

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

ITEM 6.  EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3(ii)             Amended and Restated Bylaws.

10.16             Employment agreement with Donald A. Wojnowski Jr.

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


EMPIRE FINANCIAL HOLDING COMPANY



/s/ James M. Matthew                    Date: November 9, 2007
--------------------
James M. Matthew
Chief Financial Officer
(Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3(ii)             Amended and Restated Bylaws.

10.16             Employment agreement with Donald A. Wojnowski Jr.

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