Form 10KSB
period 2007-12-31
JESUP & LAMONT, INC.
filed 2008-03-31
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          Commission File No.: 1-31292

                              JESUP & LAMONT, INC.
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
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

         The Issuer's revenues for its fiscal year ended December 31, 2007:
$50,671,898.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 26, 2008 computed by reference to the closing price of Issuer's common stock reported on the American Stock Exchange on such date was $7,715,363.

         The number of shares of outstanding Issuer's Common Stock, $.01 par value per share, as of March 26, 2008 was 11,296,286.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1  Description of Business ...................................   4

         Item 2  Description of Property ...................................  18

         Item 3  Legal Proceedings .........................................  19

         Item 4  Submission of Matters to a Vote of Security Holders .......  20

PART II

         Item 5  Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuer Purchases of Equity Securities ......  21

         Item 6  Management's Discussion and Analysis or Plan of Operation .  22

         Item 7  Financial Statements ......................................  36

         Item 8  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  36

         Item 8A and 8A(T) Controls and Procedures..........................  36

         Item 8B Other Information..........................................  38

Part III

         Item 9  Directors, Executive Officers, Promoters, Control
                 Persons and Corporate Governance; Compliance With
                 Section 16(a) of the Exchange Act. ........................  38

         Item 10 Executive Compensation.....................................  38

         Item 11 Security Ownership of Certain Beneficial Owners,
                 Management and Related Stockholder Matters ................  38

         Item 12 Certain Relationships, Related Transactions and Director
                 Independence ..............................................  38

         Item 13 Exhibits...................................................  39

         Item 14 Principal Accountant Fees and Services.....................  42

         This Annual Report on Form 10-KSB contains statements about future events and expectations which are, "forward looking statements". Any statement in this 10-KSB that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, capital impairments, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. (Formerly Empire Financial Holding Company) ("JLI" or the "Company") and our wholly-owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC").

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

         We provide a broad range of securities brokerage, investment banking, corporate financing, institutional sales and market making and order execution services in all 50 states and also in Europe, Asia and other locations. We also offer investment advisory and asset management services.

GROWTH STRATEGY

         Our current growth strategy is a combination of growth by acquisition and organic growth of our existing and acquired businesses. We plan to build a mix of financial services and products that provide a varied and continuing revenue stream, not solely dependent on market conditions, to build stable profitability. As examples, we intend to continue building our institutional sales and research businesses. We also intend to focus on expanding the scope of our international trading ADR and ordinary business.

         As part of our internal growth plan to add incremental revenue to our existing and acquired businesses, we will continue to recruit entrepreneurial financial advisors (both independent and employees) with established customer bases who generate substantial income and who desire independence and an entrepreneurial atmosphere in which to conduct their business. These financial advisors are comprised of both independent contractors and employees. For independent contractors, we offer flexibility in selecting investment products best suited to their customers' investment objectives, and supervision over branch office operations as required for regulatory compliance. In return, the financial advisors pay the capital costs and most operating expenses associated with their branch offices. Independent ownership and operation of branch offices enables us to expand that business with relatively minimal capital outlay and without a proportionate increase in either capital costs or operating expenses. Many of these same advantages assist in attracting employee brokers to our businesses.

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

         We also intend to continue to service, other broker dealers as well as our independent and employee financial advisor base. We plan to expand the number of securities for which we make a market and aggressively market our established order execution capabilities to additional domestic and international broker dealers, hedge funds and institutions. We intend to capitalize by focusing on the underserved small to mid-size institutions services usually reserved for larger institutional clients. We will continue to strengthen our relationships with customers utilizing technology and a high degree of service. Continued implementation of these strategies will increase our transaction volume thus increasing our net trading revenues. We also believe that continuing improvements in our capital structure and a return to profitability will provide the platform to allow us to increase the number of transactions we process for unaffiliated broker dealers and institutions.

         On November 16, 2006, as of October 31, 2006, we acquired all of the outstanding shares of JLSC. The acquisition of JLSC increased our consolidated revenues on an annualized basis by approximately 50%. We are actively pursuing other acquisition and joint venture opportunities and plan to complete at least one additional acquisition in 2008. We will continue refining and stream lining our infrastructure in advance of any acquisition in order to process the added business. Effective January 2, 2008, we changed the name of the Company to Jesup & Lamont, Inc.

BROKERAGE SERVICES

         FULL SERVICE RETAIL BROKERAGE SERVICES

         We provide full service brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. Experienced registered representatives execute buy and sell orders for customers for stocks, bonds, traded options, commodities, and financial derivatives and, where requested, provide account management, advisory information and oversight services. Our customers also receive back office support, client statements and reports, branch office regulatory compliance support and advisory services. Approximately 65% of our 2007 revenues and approximately 57% of our 2006 revenues were derived from commissions and fees generated in connection with our retail financial brokerage services.

         Empire Financial Group, Inc. ("EFG"), our other wholly-owned broker-dealer subsidiary, has full service offices in Longwood, Florida, San Francisco, California, and Long Island, New York. JLSC's primary office is in New York City. JLSC also has branch offices in Stamford, Connecticut, Boston and Worcester, Massachusetts, Metro-Park, New Jersey, Wilmington, Delaware, and Boca Raton, Florida. As of December 31, 2007, we had a combined total of 185 employee registered representatives.

         SUPPORT SERVICES FOR INDEPENDENT BROKER NETWORK

         We also provide back office and administrative functions for a nationwide network of independent registered representatives, who process securities transactions through us. As of December 31, 2007 approximately 105 independent registered representatives in 30 independently owned offices, were being supported through our capital management division. The services provided include order execution, client statements and reports, branch office regulatory compliance support and advisory services, for which we receive a transaction fee, reimbursement of licensing and insurance costs and a participation in their revenues. They also utilize our execution, market making and web-based services to provide access to investments to their client base. These representatives provide their own offices and typically pay all of their office overhead and marketing expenses.

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

         We offer a comprehensive line of investment banking (proprietary and syndicated), research and brokerage services to our employee and independent representatives, including:

         o  United States and foreign equities
         o  Mutual funds
         o  Variable annuity and variable life insurance products
         o  Fixed income
         o  Portfolio planning and management
         o  Clearing services through our third party clearing arrangements
         o  Client and branch management systems and services

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

         Approximately 13% and 33% of our revenues for the years ended December 31, 2007 and 2006, respectively, were derived from these services.

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

         Our New York office engages in institutional trading utilizing experienced securities licensed professionals who both support our investment banking operations and provide institutional clients with trading and execution services.

         Our investment banking is also actively involved in underwritings of blank check companies known as Specified Purpose Acquisition Companies (SPACs). These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business "public." In recent years, there has been a surge of activity in this segment of the market, as it provides an opportunity for smaller, privately held companies to become public by being acquired by SPACs in lieu of going through the rigorous initial public offering process.

         Approximately 2% and 10% of our revenues for the years ended December 31, 2007 and 2006, respectively, were derived from investment banking services.

INVESTMENT ADVISORY SERVICES

         We offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiaries, Empire Investment Advisors, Inc. ("EIA")and JLSC. EIA and JLSC are registered as investment advisors in all 50 states under the Investment Company Act of 1940. These services are delivered through a platform that uses a variety of independent third party providers. We believe these services enable us to establish more comprehensive relationships with our customers. The investment advisory services we provide include:

         o investment portfolio planning with recommendations on asset allocations based on customers risk tolerances and long term needs;

         o recommendations and separate account manager and mutual fund research and due diligence;

         o  portfolio performance review and reallocation;

         o  all inclusive wrap accounts for registered investment advisors.

         These services are provided for an all-inclusive fee based on assets under management. As of December 31, 2007, the average fee being charged was approximately 140 basis points per annum of the value of our customer's managed assets.

         Our investment advisory services provide a competitive advantage to our capital management division. The independent registered representatives and our own employee representatives can offer the product and services of EIA and JLSC to their retail clients upon affiliating with EIA and JLSC allowing them to compete with bank and trust companies in offering investment advisory services to high net worth clients.

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

GOVERNMENT REGULATION

         BROKER DEALER REGULATION

         The securities industry is subject to extensive regulation under federal and state law. The Securities and Exchange Commission ("SEC") is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our subsidiaries, EFG and JLSC, are broker dealers registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the Financial Industry Regulatory Authority ("FINRA"). Securities professionals associated with a broker-dealer also are subject to registration and supervision by FINRA. FINRA has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. FINRA conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. FINRA administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

         We are also subject to regulation under state law. EFG and JLSC are registered as broker-dealers in all 50 states and in Puerto Rico. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. This amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction, from sanctioning these broker-dealers for engaging in misconduct or from supervising associated persons that operate within a state.

         NET CAPITAL REQUIREMENTS AND LIQUIDITY

         As registered broker-dealers and members of FINRA, EFG and JLSC are subject to the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively security positions. Among these deductions are adjustments which reflect the possibility of a decline in the market value of securities prior to disposition.

         The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of certain of a broker-dealer's subordinated indebtedness, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

         In August 2007, the Company received a Notice of Acceptance of Letter of Acceptance, Waiver and Consent from FINRA ("AWC") dated July 30, 2007, which in return for the Company's payment of a fine in the amount of $145,000, settled the following alleged net capital deficiencies:

         o On February 6, 2006, EFG received a letter from FINRA threatening disciplinary action for failure to maintain required net capital during the period from September 2003 to February 14, 2005 and alleging its violation of other FINRA rules. FINRA calculated the range of net capital deficiencies during that period as between approximately $488,000 and $1.833 million.

         o On April 25, 2006, the Company notified FINRA and the SEC that as a result of a routine examination of the Company in April 2005, the Company was under the minimum net capital requirement for that period. It was determined that the trading operation was not properly terminating, in the computer trading platforms, the stocks in which the Company makes a market. The technical error made it appear the Company was making a market in between 39 and 78 more stocks. The Company also utilized a restricted stock position for net capital purposes that was eligible to become unrestricted but the Company had not yet submitted the documents to the transfer agent to have it cleared.

         EFG and JLSC are members of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

         INVESTMENT COMPANY ACT

         Our subsidiaries, EIA and JLSC are registered with the SEC as investment advisors under the Investment Company Act of 1940. Registration by the SEC does not represent an endorsement of EIA or JLSC by the SEC. EIA and JLSC must comply with rules that govern the way they conduct their business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As investment advisors, EIA and JLSC are fiduciaries for their clients, and must act with loyalty and care in the performance of their duties.

         ADDITIONAL REGULATIONS

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, copyrights and quality of services. The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Moreover, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies.

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

EMPLOYEES

         As of December 31, 2007, we had 181 full-time employees of which 91 were registered representatives, 7 were in management, 51 provided operation and client support for our retail and order execution services, 6 provided accounting services, 4 provided information technology services, and 22 provided order execution and market making services to our correspondents and retail client base. We also supported a network of 30 independently owned offices or OSJ's with a total of 105 independent contractors. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

RISK FACTORS

         THE EXISTENCE AND TERMS OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE PREFERRED STOCK, STOCK SUBSCRIBED AND CONVERTIBLE DEBT IMPAIRS OUR ABILITY TO RAISE CAPITAL THROUGH SUBSEQUENT DEBT OR EQUITY OFFERINGS AND COULD IMPAIR OUR ABILITY TO OBTAIN ANY FINANCING ON FAVORABLE TERMS.

         The existence and the terms of outstanding options, warrants, convertible preferred stock, stock subscribed and convertible debt may adversely affect the terms at which we could obtain capital through additional equity financings. In addition, the terms of our convertible debt impose restrictions on our ability to obtain capital through debt financing. The holders of the options, warrants and convertible preferred stock have the opportunity to profit from a rise in the value or market price of our common stock and to exercise or convert them at a time when we could obtain equity capital on more favorable terms than those contained in these securities. The existence of these securities impairs our ability to raise capital through subsequent equity and debt offerings.

         FAILURE OF OUR SECURITIES BROKERAGE SUBSIDIARIES TO MAINTAIN REQUIRED MINIMUM NET CAPITAL MAY SUBJECT THEM TO FINES, PENALTIES AND OTHER SANCTIONS INCLUDING SUSPENSION OR EXPULSION AS BROKER-DEALERS.

         Our securities brokerage subsidiaries, EFG and JLSC, are subject to SEC Uniform Net Capital Rule 15c3-l, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         Failure to maintain the required net capital may subject EFG and/or JLSC to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and ultimately could require EFG's and/or JLSC's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the Firm's net capital below a certain level.

         At December 31, 2007, EFG reported net capital of $812,456, which was $320,956 above the required net capital of $491,500. At December 31, 2007, JLSC reported net capital of $745,509, which was $645,509 above the required net capital of $100,000.

         FAILURE TO MAINTAIN AMERICAN STOCK EXCHANGE LISTING

         We cannot assure you that we will be able to continue to satisfy the requirements necessary to remain listed on the American Stock Exchange ("AMEX") or that the Amex will change its rules or that the AMEX will not take additional actions to delist our common stock. If for any reason, our stock were to be delisted from the AMEX, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Upon any such delisting, our common stock could become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. As a result of these requirements, if our common stock were to become subject to the penny stock rules, it is likely that the price of our common stock would decline and that our stockholders would find it more difficult to sell their shares.

         We are currently out of compliance with certain AMEX standards related to corporate governance requirements relating to the number of independent directors, as disclosed in our report on Form 8-K filed on February 14, 2008.

         FAILURE TO SUCCESSFULLY TRANSITION THE LONG ISLAND OFFICE

         In March 2007, we acquired the independent office in Long Island. Due to the uncertainty of several factors such as the ability to retain the brokers, market conditions and regulatory factors, there is no assurance that the intangible assets recorded under purchase accounting will not be written down in the future as impaired assets.

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

         CONTROL OF OUR COMPANY BY A SINGLE SHAREHOLDER LIMITS THE POWER OF OTHER SHAREHOLDERS TO INFLUENCE DECISIONS.

         EFH Partners and its individual members beneficially own approximately 27% of our outstanding common stock. As a result of their stock ownership EFH Partners can elect all of our directors and approve or disapprove all matters requiring stockholder approval, such as selling substantially all of our assets, merging with another entity or changing our Certificate of Incorporation. EFH Partners' controlling position effectively limits the voting power of other stockholders. Further, the Chairman of our Board of Directors is also co-managing director of EFH Partners further increasing EFH Partners' influence over our business and affairs.

         THE OCCURRENCE OF LOSSES NOT REFLECTED ON OUR STATEMENT OF FINANCIAL CONDITION COULD REDUCE OUR OPERATING RESULTS AND IMPAIR OUR LIQUIDITY WITHOUT ADEQUATE PRIOR NOTICE TO INVESTORS.

         Retail customer transactions are cleared through the clearing brokers on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing brokers may charge the Company for any loss incurred in satisfying the customer's obligations. Additional credit risk occurs if the clearing brokers of affiliates do not fulfill their obligations. Though we regularly monitor the activity in our customer accounts for compliance with margin requirements, rapid change in market value or lack of liquidity for securities held in margin accounts could impose losses on us. In addition, we have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2007 at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2007. The occurrence of these off balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

         TERMINATION OF BUSINESS RELAIONSHIPS BY OUR NETWORK OF
INDEPENDENT REGISTERED REPRESENTATIVES

         Our independent registered representatives could terminate their relationship with us on little or no notice and could associate with another broker-dealer. The independent registered representatives can transfer their client accounts which could adversely affect our revenues.

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

         In particular, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financing reporting, as required by Section 404 of the Sarbanes-Oxley Act. Beginning in 2009, our independent registered public accounting firm will be required to evaluate and test our internal control over financial reporting, and to issue an opinion on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the American Stock Exchange or other regulatory authorities, which would require additional financial and management resources. In addition, if we are unable to meet filing deadlines for reports required by the Securities Exchange Act, our securities could be delisted from the American Stock Exchange. If our securities were delisted, trading, if any, in our securities would be conducted in the over the counter market on FINRA's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired.

         FUTURE SALES OR THE POTENTIAL FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

         Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 11,106,442 shares of common stock issued and outstanding at December 31, 2007 and an additional 15,153,888 shares of common stock underlying options, warrants, convertible securities, and common stock and warrants subscribed. The exercise or conversion of these securities and the sale of the underlying shares could depress the price of our common stock.

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

OUR COMPANY

         Jesup & Lamont, Inc. is organized as a corporation under the laws of the State of Florida and serves as the parent of Empire Financial Group, Inc., Empire Investment Advisors, Inc., and Jesup & Lamont Securities Corporation. The JLI principal executive offices are located at 2170 West State Road 434, Suite 100, Longwood, Florida 32779. The JLI main telephone number is 1-800-569-3337. The JLSC principal offices are located at 650 Fifth Avenue, New York, NY 10019. The JLSC main telephone number is 212-307-2660. Our shares are listed on the American Stock Exchange and quoted under the symbol "JLI" and began trading in April of 2002. The JLI website is located at www.empirefinancialholding.com. The JLSC website is located at www.jesuplamont.com. Information contained in or connected to our web sites are not a part of this report.

         Our periodic filings are available on our website or can be requested directly from us for those persons that make a request in writing (Attn:
Investor Relations) or by e-mail (investorrelations@empirenow.com), and we will provide free of charge our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings under the name "Jesup & Lamont, Inc.".

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         We do not own and do not plan to own any real estate. Our office locations are discussed below.

JLI, EFG and EIA Offices:

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

         The San Francisco office is located at 150 California Street, Suite 2100, San Francisco, California, 94111, and occupies 5,687 square feet with monthly rent of $23,696.

         Due to the large amounts of travel between the New York area and significant costs associated with overnight hotel rooms, we maintain an apartment at 150 West 51st Street in New York City. The apartment is approximately 700 square feet with monthly rentals of $3,500. We also maintain two apartments in Orlando with monthly rentals totaling $2,700.

         As of December 31, 2007, EFG serviced 30 fully independent offices throughout the United States. We do not have lease agreements for these offices or any direct financial commitment. The rent for these facilities is an obligation of the independent contractors who are located in each of them.

JLSC Offices:

         The main office is located at 650 Fifth Ave 3rd Floor New York, NY, occupying 19,020 square feet with a monthly rent of $65,513. This lease expires in December 2009. The office employs registered individuals who service our retail and institutional clients and our Investment Banking and Research departments with staff to service these areas.

         The Florida office is located at 2101 N.W. Corporate Boulevard, Boca Raton, 1st Floor, and occupies 3,234 square feet with monthly rent of $4,177. This office houses our Research Department and a portion of our institutional trading desk.

         The Connecticut office is located at 1011 High Ridge Road, Stamford CT and occupies 1,464 square feet with a monthly rent of $2,684. This office houses our convertible bond desk.

         The Delaware office is located at 3 Mill Road Suite 304, Wilmington DE, and occupies 2,807 square feet with a monthly rent of $4,795. This office houses two retail brokers and also services our institutional clients.

         The Boston Massachusetts office is located at 99 Summer Street, 11th Floor, Boston MA, and occupies approximately 6,813 square feet with a monthly rent of $18,168. This office employs registered individuals and staff who service our retail and institutional clients.

         The Worcester, Massachusetts office is located at 588 Main Street, Worcester MA, and occupies 4,000 square feet with a monthly rent of $3,750 (this is a tenant at will, no lease). This office employs registered individuals and staff who service our retail and institutional clients.

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

         JLSC also has 7 independent offices located in various locations. We do not have any lease agreements or any direct financial commitments to these locations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients.

         In connection with the settlement, EFG deposited $350,000 into an escrow account pending ratification by the SEC's main office in Washington D.C. On May 11, 2007, we notified the SEC that we were withdrawing our settlement offer related to the enforcement action brought against EFG in May of 2004. On June 14, 2007 we withdrew the $350,000 from escrow, which was recorded as other income in the statement of operations. On August 23, 2007, we received a letter from the SEC stating this investigation was completed and no further action would be pursued.

         On February 6, 2006, EFG received a letter from FINRA threatening disciplinary action for failure to maintain required net capital during the period from September 2003 to February 14, 2005 while EFG was under different management, and alleging its violation of other FINRA rules. FINRA calculated the range of net capital deficiencies during that period as between approximately $488,000 and $1.833 million.

         On April 25, 2006, EFG notified FINRA and the SEC that as a result of a routine examination of EFG in April 2005, EFG was under the minimum net capital requirement for that period. It was determined that the trading operation was not properly terminating, in the computer trading platforms, for the stocks in which EFG makes a market. The technical error made it appear that EFG was making a market in between 39 and 78 more stocks. EFG also utilized a restricted stock position for net capital purposes that was eligible to become unrestricted but EFG had not yet submitted the documents to the transfer agent to have it cleared.

         In August 2007, EFG received a Notice of Acceptance of Letter of Acceptance, Waiver and Consent from FINRA ("AWC") dated July 30, 2007. The AWC settled all matters in the preceding paragraphs in return for EFG's payment of a fine in the amount of $145,000. On August 22, 2007 payment was made to FINRA in this amount.

         A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before FINRA alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against EFG for tortuous interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from EFG. EFG denies the material allegations of the Statement of Claim and is vigorously defending this action. EFG has also asserted a counterclaim against Claimant for unfair competition. The parties appeared for several hearings in this arbitration in 2007. Additional hearing dates have been scheduled in 2008. This claim is associated with the Long Island office that was acquired in March 2007. In the opinion of management, based on discussions with legal counsel, the outcome of this claim will not result in a material adverse affect on the financial position or results of operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------

         Market Prices. Our common stock began trading on the American Stock Exchange ("AMEX") on April 9, 2002, and trades under the symbol "JLI". Set forth below is high and low price information for the common stock as reported on the AMEX for each period presented.

              2006               HIGH SALES PRICE       LOW SALES PRICE
              ----               ----------------       ---------------
         First Quarter                 $5.32                $3.00
         Second Quarter                 4.24                 2.80
         Third Quarter                  3.99                 2.25
         Fourth Quarter                 3.94                 2.50

              2007               HIGH SALES PRICE       LOW SALES PRICE
              ----               ----------------       ---------------
         First Quarter                 $3.04                $2.38
         Second Quarter                 2.89                 1.40
         Third Quarter                  1.87                 1.10
         Fourth Quarter                 1.19                 0.99

         As of March 5, 2008, there were approximately 450 stockholders of record of our common stock.

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

EQUITY COMPENSATION PLANS.

         The Company adopted the 2000 Incentive Compensation Plan and the 2007 Incentive Compensation Plan (collectively the "Plans"). The Plans are designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the Board of Directors.

         The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                      Equity Compensation Plan Information

                                                                 Number of
                                                                securities
                                                            remaining available
                          Number of                         for future issuance
                        securities to                           under equity
                        be issued upon   Weighted-average    compensation plans
                         exercise of      exercise price        (excluding
                         outstanding      of outstanding    securities reflected
                           options,          options,          in column (b)
Plan Category                (a)               (b)                  (c)
-------------           --------------   ----------------   --------------------
Equity Compensation
plans approved by
stockholders              8,000,000           $2.83              3,164,334


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

INTRODUCTION

         We were incorporated in Florida during February 2000. Most of our business is conducted through our wholly owned subsidiaries, Empire Financial Group, Inc., Empire Investment Advisors, Inc., and Jesup & Lamont Securities Corporation. Empire Financial Group, Inc. was founded in 1992 and merged into Empire Financial Holding Company in 2000. On November 10, 2006, effective as of November 1, 2006, we acquired Jesup & Lamont Securities Corporation. Effective January 2, 2008, we changed the name of Empire Financial Holding Company to Jesup & Lamont, Inc. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

         EFG and JLSC are our financial brokerage services subsidiaries providing brokerage services to full service retail and institutional customers. We provide our employee and independent registered representatives and advisors back office compliance and administrative services over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing retail order execution services.

         Additionally through EIA and JLSC, we offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers. These services are web-based and are delivered through a platform that combines a variety of independent third party providers.

         Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2007, the annual fee was equal to approximately 140 basis points times the assets under management.

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

USE OF ESTIMATES

         Note 2 to our consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements for the periods presented. We believe that certain of our significant accounting policies are based on estimates and assumptions that require complex, subjective judgments which can materially impact reported results.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company applies SFAS 142, Goodwill and Other Intangible Assets and performs a quarterly impairment test. Under SFAS 142, the fair value of an asset (or liability) is the amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Thus, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest than an investor who would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization.

         Our goodwill was recorded for acquisitions which are less than two years old. We believe we have not nearly begun to realize the fair value of these acquisitions or the synergies which we believe will be realized from combining with our pre acquisition operations. For example, investment banking is becoming a primary line of business. Investment banking revenues for the years ended December 31, 2005 and 2004, totaled $266,410 and $0, respectively. However, investment banking revenues totaled $11,449,695 and $3,543,625 for the years ended December 31, 2007 and 2006, respectively.

         We have determined that the fair value of each reporting unit is best estimated using a discounted cash flow methodology.

         Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company's business, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and potential goodwill impairment for each reporting unit. The Company has elected to perform its goodwill impairment test quarterly.

         If the Company subsequently determines its goodwill and other intangible assets have been impaired, the Company may have to write off a portion or all of such goodwill and other intangible assets. If all goodwill and other intangible assets were written off, the Company would record a non cash loss approximating $17.6 million to operations and stockholders' equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

Statements of Financial Accounting Standards (SFAS):

   SFAS 141(R), Business Combinations -retains the fundamental requirements in
      Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.

      o replaces Statement 141's cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date,

      o requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values,

      o requires that an acquirer evaluate new information and measure a liability at the higher of its acquisition-date fair value or the amount that would be recognized if applying Statement 5, then measuring an asset at the lower of its acquisition-date fair value or the best estimate of its future settlement amount,

      o requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date,

      This statement is effective for fiscal years beginning after December 15, 2008

   SFAS 157, Fair Value Measurements -defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

   SFAS 159, The Fair Value Option for Financial Assets and Financial
      Liabilities--including an amendment of FASB Statement No. 115 -permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

   SFAS 160, Noncontrolling Interests in Consolidated Financial Statements
      -changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts. This statement is effective for fiscal years beginning after December 15, 2008.

FASB Staff Positions (FSP):

   FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No.
      13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" -- amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.

   FSP FAS 157-2, "Effective Date of FASB Statement No. 157" - delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

   FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase
      Financing Transactions" - amends FASB Statement 140 to state that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.

   FSP FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment
      Companies" --states that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, are not subject to consolidation according to the requirements of FIN 46(R).

   FSP FIN 39-1, "Amendment of FASB Interpretation No. 39" -addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. It clarifies that offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments is permitted. This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.

   FSP FIN 48-2, This FASB Staff Position (FSP) defers the effective date of
      FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2007.

   FSP SOP 07-1-1, This FASB Staff Position (FSP) indefinitely delays the effective date of AICPA Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.

EITF Consensuses (EITF):

   EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on
      Share-Based Payment Awards" -a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.

   EITF Issue No. 07-1, "Accounting for Collaborative Arrangements " - when entities enter into arrangements to participate in a joint operating activity a collaborative arrangement may provide that one participant has sole or primary responsibility for certain activities or that two or more participants have shared responsibility for certain activities. Participants should evaluate whether an arrangement is a collaborative arrangement at the inception of the arrangement based on the facts and circumstances present at that time. Revenue generated and costs incurred by participants from transactions with parties should be reported gross or net on the appropriate line item in each participant's respective financial statements depending on the nature of the participation. Disclosures should include information about the nature and purpose of its collaborative arrangements, the entity's rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

AICPA Statements of Position (SOP):

   SOP 07-01, Clarification of the Scope of the Audit and Accounting Guide
      Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. states that an investment company is a separate legal entity whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. Accordingly, investment companies do not acquire or hold investments for strategic operating purposes and do not obtain benefits (other than current income, capital appreciation, or both) from investees that are unavailable to noninvestor entities that are not related parties to the investee. The SOP also addresses whether the specialized industry accounting principles should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged.

The Company does not expect that the recently issued but not yet effective accounting pronouncements described above will have any material effect on future financial statements.

MARKET-MAKING ACTIVITIES

         Securities owned and securities sold, not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

SOURCES AND DESCRIPTION OF REVENUES

COMMISSIONS AND FEES.

         Approximately 65% of our 2007 revenues and approximately 57% of our 2006 revenues consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction.

TRADING REVENUES

         Approximately 13% of our 2007 and 33% of our 2006 revenues consist of equities market-making trading revenues. Equities market-making trading revenues are generated from the difference between the prices we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our equities market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

         Our 2007 trading revenues were $6,488,356 which consisted of net realized gains of $7,659,738 and net unrealized losses of $1,171,382.

INVESTMENT BANKING

         The remaining 22% of our 2007 revenues came from investment banking as compared to 10% in 2006. Our 2007 and 2006 investment banking revenues were $11,449,695 and $3,543,625, respectively.

DESCRIPTION OF OPERATING EXPENSES

EMPLOYEE COMPENSATION AND BENEFITS.

         Employee compensation and benefits, which include salaries and wages, incentive compensation, stock compensation and related employee benefits and payroll taxes accounted for approximately 34% of our expenses during 2007 and approximately 31% of our expenses during 2006. Approximately 60% of our employees are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

COMMISSIONS AND CLEARING COSTS.

         Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 49% of our 2007 expenses and approximately 55% of our 2006 expenses consisted of commissions and clearing costs.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of executive compensation, legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses and other similar operating expenses. These expenses accounted for approximately 17% and 14% of our expenses for 2007 and 2006, respectively.

OTHER INCOME AND EXPENSES

         Other income and expenses consist of interest income earned on our bank balances while interest expenses are costs of capital employed in our market making activities to purchase and hold inventory and to service our debt. Interest income (expense) net for 2007 and 2006 was ($977,593) and ($479,287), respectively.

         Also included in other income for 2007, we recognized income of $350,000 resulting from funds returned to us from a settlement with the SEC.

RESULTS OF OPERATIONS - DECEMBER 31, 2007 COMPARED WITH DECEMBER 31, 2006

         Total revenues for the year ended December 31, 2007 increased $15,029,853 or 42%, to $50,671,898 from $35,642,045 reported for the year ended
December 31, 2006. Commissions and fees revenue accounted for $12,359,957 or approximately 82% of the increase in total revenues. Trading revenues from equities and market-making activities decreased $5,236,174, or approximately (35%) decline of the net increase in total revenues. Investment banking income accounted for $7,906,070, or approximately 53% of the increase in revenues.

         The increase in total revenues is primarily due to the following:

         Commission and fees revenue increased by $12,359,957 to $32,733,847 from $20,373,890 in 2006, due to the acquisition of JLSC which accounted for 100% of the increase. Commissions and fees revenues accounted for approximately 65% and 57% of our total revenues for the years ended December 31, 2007 and 2006, respectively.

         Investment banking revenues increased $7,906,070 to $11,449,695 from $3,543,625 in 2006. The increase was primarily due to the growth and maturing of our investment banking department.

         These revenue increases were offset by a decrease in trading revenues, which declined by $5,236,174 to $6,488,356 in 2007 from $11,724,530, in 2006, due to losses in trading.

         Operating expenses in 2007 increased $25,269,863, or approximately 72%, to $60,421,970 from $35,152,107 in 2006, from a combination of reasons as described below:

         Commissions and clearing costs in 2007 increased $10,395,825, or approximately 54%, to $29,577,137 from $19,181,312 in 2006. This increase was due to the acquisition of JLSC which accounted for 99% of the increase. As a percentage, commissions and clearing costs accounted for approximately 49% and 55% of total expenses for the years ended December 31, 2007 and 2006, respectively.

         Employee compensation and benefits in 2007 increased $9,571,312, or approximately 88%, to $20,498,566 from $10,927,254 in 2006. This increase was primarily due to the acquisition of JLSC which accounted for $6,672,579, or 70% of the increase. In addition, 2007 included a charge for employee compensation of $725,480 for stock option expense related to SFAS No. 123. Employee compensation and benefits as a percentage of total expenses increased from approximately 31% in 2006 to 34% in 2007.

         General and administrative expenses in 2007 increased $5,302,726 or approximately 105%, to $10,346,267 from $5,043,541 in 2006. This increase was primarily due to the acquisition of JLSC which accounted for $3,138,052, or 59% of the increase, and increases of $1,518,719 for legal and professional fees, and
$326,006 for depreciation of fixed assets and amortization of software. As a percentage of total expenses, general and administrative expenses were 17% and 14% for 2007 and 2006, respectively.

         Other income and expenses consisted of interest income, interest expense and other items as described below:

         In 2007, interest income decreased $282,928, or approximately 65%, to $150,021 as compared to interest income in 2006 of $432,949. Interest expense increased $565,378, or approximately 62% to $1,477,614 as compared to $912,236 in 2006. This was due mainly to the interest on the March 2007 Private Placement notes in the amount of $481,321, and bank line interest totaling $133,602,

         During 2005, we received and executed a settlement offer from the Securities and Exchange Commission. This settlement offer resolved an enforcement action that was brought against EFG, in May of 2004, for trading mutual fund shares on behalf of clients. In connection with the settlement, EFG deposited $350,000 into an escrow account pending ratification by the SEC's main office in Washington D.C. On May 11, 2007, we notified the SEC that we were withdrawing our settlement offer related to the enforcement action brought against EFG in May of 2004. On June 14, 2007 we withdrew the $350,000 from escrow, which was recorded as other income in the statement of operations. On August 23, 2007, we received a letter from the SEC stating that this investigation was completed and no further action would be pursued.

         For the year ended December 31, 2007, we reported a net loss applicable to common stockholders of ($10,901,898), or ($1.00) per basic and diluted share, as compared to a net loss applicable to common stockholders of $(220,721), or ($.03) per basic and diluted share for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2007, we had $36,552,460 in total assets, of which, $11,564,689 or approximately 32% consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At December 31, 2007, we had liabilities due within one year totaling $15,204,365. Historically, we have financed our operating cash deficits from private placements of stock and debt offerings as discussed below:

         During 2007 cash used by operations was $7,825,858 as compared to $1,671,839 cash used in 2006. The major uses of cash from operations for the year ended December 31, 2007 resulted from the net loss of $10,727,665, which was partially offset from non cash expenses and revenues and changes in working capital totaling $2,901,807.

         Net cash used in investing activities for 2007 was $415,562, related to purchases of furniture and equipment of $266,063 and issuances of notes receivable, net of payments, totaling $149,499. Cash used in investing activities for 2006 was $4,938,163, related to cash paid for the acquisition of JLSC of $1,464,539, purchases of furniture and equipment of $472,614, and issuances of notes receivable, net of payments, totaling $3,001,010.

         Net cash provided by financing activities was $7,786,871 in 2007, as compared to $7,219,488 provided in 2006.

         Financing activities in 2007 included proceeds of $2,895,275 from the sales and subscriptions of our common stock, net increased borrowings of $1,197,108 from the issuance and repayments of notes payable, and borrowing under a bank credit line of $1,999,450.

         As of March 3, 2008, the Company entered into binding Subscription Agreements to sell $2,000,000 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the company's common stock on March 3, 2008. The Subscription Agreement also includes JLSC's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, the company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-KSB, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until the American Stock Exchange has approved their listing.

         On August 24, 2007, the Company filed a Form 8-K which disclosed that as of August 20, 2007, the Company had entered into binding agreements to sell $2,250,000 of units in a private placement to 4 accredited individual and institutional investors. The units consist of $1,898,580.06 to purchase 1,622,718 shares of Common Stock, and $101,419.94 to purchase five-year non-redeemable warrants to purchase 811,359 shares of common stock. The warrants are exercisable after six months from the date of issue at a price of $1.40 per share. Each share of common stock underlying the units is priced at $1.17, the closing price of the Company's common stock on August 20, 2007. The subscription included the Company's agreement to register all 2,434,077 shares of common stock included in and underlying the units. Pursuant to the terms of the agreements, the Company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 10% of the purchase price, upon certain failures to register all shares of common stock underlying the units within 120 days of the closing date of the transaction. The Company paid total cash commissions of $80,000 in connection with these transactions.

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

         As of March 6, 2007 the Company sold $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, currently convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after nine months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in and underlying the units. The Company filed its registration statement as required under the registration rights agreements under Form S-3 on May 1, 2007. The Company received a Notice of Effectiveness declaring the registration had become effective on May 18, 2007. No further listing, registration or contingent requirements exist. The total separate purchase prices of the debentures, common stock and warrants were $6,387,158, $709,685, and $185,591, respectively. The Company considered SFAS 133 and EITF 00-19 in recording this private placement. We accounted for the warrants as equity, recording the warrants at the minimum purchase of $0.125 per share required by the AMEX rules for an "at the market offering". The debentures, common stock and warrants were all recorded at their face value purchase prices which were determined to be their fair values upon sale of the securities.

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

         On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral. At December 31, 2007 we had drawn $1,999,450 of the line. The line expired on February 1, 2008. The credit line was subject to two debt covenants. The first covenant required EFG and JLSC to maintain combined net capital as defined under Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 in an amount at least equal to the amount drawn under the credit line. The second covenant required the Company to maintain tangible net worth of at least $6 million. The Company was in violation of both covenants at December 31, 2007, and had not obtained a waiver. Although it had not given any indication it intended to do so, Fifth Third Bank could have called the line of credit at anytime.

         On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable. Under the new note payable, 100% of EFG's and JLSC's stock is still pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note carries interest at the Bank's Prime Rate plus 4% (10% at March 19, 2008). The note calls for monthly interest payments and repayments of principal as follows:

Principal Reduction Due Date     Principal Reduction Payment Amount
----------------------------     ----------------------------------

March 31, 2008 .............                $  100,000
May 1, 2008 ................                $  250,000
August 1, 2008 .............                $  250,000
November 3, 2008 ...........                $  250,000
January 29, 2009 ...........                $1,150,000

         Total interest expense under this credit line for the year ended December 31, 2007 was $164,237.

         Based on our current rate of cash outflows, we believe that our net cash and liquid assets totaling $11,564,689 at December 31, 2007, combined with our most recent capital financings completed in 2007 and 2008, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, we are planning to raise additional equity capital in 2008.

         Our plan for future operations has several different aspects, which we will continue to implement, as outlined below:

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

         The Company plans to raise additional equity capital in 2008 for working capital. The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

         The Company has implemented many operating changes which are expected to benefit operations in the future. The more notable of these changes have been to eliminate our proprietary trading and begin consolidating operations of our broker dealers. The pro forma summary set forth below summarizes the intended impact on our net loss, cash and net capital as if these changes had been made as of January 1, 2007.

                                         PRO FORMA SUMMARY
                                            ($Millions)

                              --12 MONTHS ENDED DECEMBER 31, 2007--
                                                       BROKERS'
                                    NET                 NET
                                    LOSS      CASH     CAPITAL
                                    ----      ----     -------

Balances as reported
 at December 31, 2007:            $(10.7)     $0.5     $1.5

Net adjustments related to
 proprietary trading                 5.6       3.9      1.8

Net adjustments related to
 other operations                    1.8       1.5      1.3
                                   -----      ----      ----

Pro forma balances                 $(3.3)     $5.9     $4.6

Additional adjustments for recurring non cash expenses:

   FAS 123 stock                     0.7
    compensation

   Depreciation and
    Amortization                     0.9
                                   -----      ----

Pro forma balances on
  cash basis                       $(1.7)     $5.9     $4.6
                                   =====      ====     ====

NET CAPITAL REQUIREMENTS

         Our broker dealer subsidiaries, EFG and JLSC, are subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, should not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

         At December 31, 2007, EFG reported net capital of $812,456, which was $320,956 above the required net capital of $491,500. At December 31, 2007, JLSC reported net capital of $745,509, which was $645,509 above the required net capital of $100,000.

         The ratio of aggregate indebtedness to net capital was 2.96 to 1 for EFG and 1.26 to 1 for JLSC. We claim exemption from Rule 15c3-3 under Paragraph
(k) (2) (ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

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

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2007, in the amount of $522,771, at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2007. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

Tabular Disclosure of Contractual Obligations

         Listed below is a tabular representation of our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our Statement of Financial Condition as of December 31, 2007.

                                                          Payment due by period
                                            ------------------------------------------------
                                            Less than                              More than
Contractual Obligations          Total        1 year     1-3 years    3-5 years     5 years
---------------------------   -----------   ----------   ----------   ----------   ---------
Long-term debt obligations    $10,133,691   $  246,533   $3,500,000   $6,387,158   $       -
Capital lease obligations     $         -   $        -   $        -   $        -   $       -
Operating lease obligations   $ 4,221,564   $1,922,544   $2,299,020   $        -   $       -

FACTORS AFFECTING OUR OPERATIONS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

         For the year ending December 31, 2007, we had a net loss attributable to common stockholders of $(10,901,898).

         Our continued existence is dependent upon our ability to generate cash either from operations or from new financings. We will continue implementing our plan, which we believe will allow us to be profitable. We intend to continue to expand our market making and order execution services through increased marketing to independent third party broker-dealers and investment advisors.

         However, there is no assurance that we will be profitable or be able to generate cash from either operations of from issuance of additional debt or equity financings which may hinder our plans for expansion.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The consolidated financial statements of JLI, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Annual Report on Form 10-KSB and immediately follow the signature page of this Annual Report on Form 10-KSB on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------

         None.

ITEM 8A and 8A(T). CONTROLS AND PROCEDURES
------------------------------------------

         (a) Management's Annual Report on Internal Control Over Financial Reporting

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission". Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         (b) Changes in Internal Control Over Financial Reporting

         There were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

         (c) Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

         As part of Management's evaluation of the effectiveness of the Company's internal control over financial reporting, Management conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

ITEM 8B. OTHER INFORMATION
--------------------------

AMENDMENT TO ARTICLES OF INCORPORATION

         The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida, effective March 28, 2008. The amendment was filed to amend the Company's Articles of Incorporation to create a new class of Series G Convertible Preferred Stock. A copy of the amendment is filed herewith as Exhibit 4.4.


                                    PART III

ITEMS 9, 10, 11, 12
-------------------

         Part III (Items 9 through 12) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2007, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 that involves the election of directors. If for any reason such a statement is not filed within such a period, this annual report will be appropriately amended.

ITEM 13. EXHIBITS
-----------------

Exhibit No.  Description of Exhibit
-----------  ----------------------

3(i)(a)      Articles of Incorporation (1)

3(i)(b)      Amendment to Articles of Incorporation effective January 2, 2008*

3(ii)        Bylaws, as amended (2)

4.1          Form of Common Stock Certificate (1)

4.2 Articles of Amendment designating Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock dated May 19, 2005 (3)

4.3 Articles of Amendment designating Series F Convertible Preferred Stock dated March 13, 2007 (4)

4.4 Articles of Amendment designating Series G Convertible Preferred Stock, effective March 28, 2008 *

10.1         Amended and Restated 2000 Incentive Compensation Plan (5)

10.2         2007 Incentive Compensation Plan (6)

10.3+        Severance Agreement between the Company and Kevin M. Gagne(7)

10.4+ Employment Agreement between the Company and Donald A. Wojnowski Jr. dated as of September 21, 2007(2)

10.5 Lease between the Company and Emerson Investments International, Inc., relating to the lease of the Registrant's principal executive offices (8)

10.6 Form of Indemnification Agreement between the Company and each of its Directors and executive officers(1)

10.7         Mutual Release between the Company, Richard L. Goble, the Richard
             L. Goble First Revocable Trust, Henry N.Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John J. Tsucalas(17)

10.8 Stock Purchase Agreement between the Gagne First Revocable Trust, Kevin M. Gagne and Richard L. Goble(17)

10.9 Fully Disclosed Clearing Agreement by and between Penson Financial Services, Inc. and Empire Financial Group, Inc.(8)

10.12 Stock Exchange Agreement, dated March 8, 2005, between Empire Financial Holding Company, Kevin M. Gagne and the Gagne First Revocable Trust.(9)

10.13 Transfer Agreement by and among Empire Financial Holding Company, Empire Financial Group, Inc., Regal Securities, Inc., and Penson Financial Services, Inc., as Clearing Broker dated as of November 21, 2005. (10)

10.14        Form of Securities Purchase Agreement dated as of March 10, 2006
             (4)

10.15 Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (4)

10.16+       Employment Agreement with Kevin A. Carreno dated as of November 7,
             2007 (2)

10.17+       Employment Agreement with James M. Matthew dated May 15, 2007 (11)

10.18 Stock Purchase Agreement, dated September 14, 2006, among Empire Financial Holding Company, Jesup & Lamont Securities Corporation, and Jesup & Lamont Holding Corporation. (12)

10.19        Amendment No. 1 to Stock Purchase Agreement, dated November 10,
             2006 (13)

10.20        Amendment No. 2 to Stock Purchase Agreement, dated November 10,
             2007 (13)

10.21        Form of Securities Purchase Agreement dated March 6, 2007(14)

10.22        Form of Registration Rights Agreement dated March 6, 2007(14)

10.23 Form of Debenture issuable in connection with Securities Purchase Agreement dated March 6, 2007 (14)

10.24 Form of Warrant issuable in connection with Securities Purchase Agreement dated March 6, 2007 (14)

10.25        Form of Subscription Agreement dated August 20, 2007 (15)

10.26 Form of Warrant issuable in connection with Subscription Agreement dated August 20, 2007 (15)

10.27        Form of Subscription Agreement dated as of March 3, 2008 (16)

14.1         Code of Ethical Conduct(8)

21.1         Subsidiaries of the Company *

23.1         Consent of Miller, Ellin & Company, LLP *

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended *

31.2 Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended *

32.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 *

32.2 Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 *
_________________

*     Filed herewith
+     Indicates management contract or compensatory plan or arrangement

(1) Incorporated by reference from the exhibits filed with the Company's Registration Statement on Form S-1 Registration No. 333-86365.

(2) Incorporated by reference from the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

(3) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated May 26, 2005.

(4) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 17, 2006.

(5) Incorporated by reference from Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on August 1, 2006.

(6) Incorporated by reference from Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on August 23, 2007.

(7) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated June 25, 2004.

(8) Incorporated by reference from the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated March 8, 2005.

(10) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated November 23, 2005.

(11) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated May 15, 2007.

(12) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated September 14, 2006.

(13) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated November 10, 2006.

(14) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 12, 2007.

(15) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on August 24, 2007.

(16) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 12, 2008.

(17) Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated October 17, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
------------------------------------------------

         We have retained Miller, Ellin & Company to perform our annual audit, review our quarterly and annual SEC filings and prepare our tax returns.

AUDIT FEES.

         The aggregate fees billed for professional services rendered by Miller, Ellin & Company for the audit of our annual financial statements and for the review of our interim financial statements, which are included in our Annual Report on Form 10-KSB and in our Quarterly Reports on Form 10-QSB, and services that are normally provided in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $263,694, and $77,294, respectively.

AUDIT-RELATED FEES.

         The aggregate fees for assurance and related services billed by Miller, Ellin & Company that were reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above for fiscal years 2007 and 2006, were $35,634 and $134,672, respectively, which were primarily in connection with the filing of our registration statements on Form S-3.

TAX FEES.

         The aggregate fees billed for professional services for tax compliance, tax advice and tax planning by Miller, Ellin & Company were $78,798 and $29,434 for fiscal years ending 2007 and 2006, respectively.

ALL OTHER FEES.

         There were fees billed by Miller Ellin & Company for products and services other than above in the amount of $0 and $31,021 for fiscal years ending 2007 and 2006, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JESUP & LAMONT, INC.


Dated    March 28, 2008                By: /s/ Donald A. Wojnowski Jr.
                                       -------------------------------
                                       Donald A. Wojnowski Jr., President
                                       (Principal Executive Officer)


Dated    March 28, 2008                By: /s/ James M. Matthew
                                       -----------------------
                                       James M. Matthew, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                    Title                             Date

/s/ Donald A. Wojnowski Jr.   President and Director,           March 28, 2008
---------------------------   (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ James M. Matthew          Chief Financial Officer,          March 28, 2008
--------------------          (Principal Financial Officer and
James M. Matthew              Principal Accounting Officer)

/s/ John C. Rudy              Director                          March 28, 2008
----------------
John C. Rudy

/s/ Steven M. Rabinovici      Director                          March 28, 2008
------------------------
Steven M. Rabinovici

                              JESUP & LAMONT, INC.
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm .................... F-2

Consolidated Statement of Financial Condition December 31, 2007 ............ F-3

Consolidated Statements of Operations Years Ended December 31, 2007
 and 2006 .................................................................. F-4

Consolidated Statements of Cash Flows Years Ended December 31, 2007
 and 2006 .................................................................. F-5

Consolidated Statements of Changes in Stockholders' Equity Years Ended
 December 31, 2007 and 2006 ................................................ F-7

Notes to Consolidated Financial Statements ................................. F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jesup & Lamont, Inc. and Subsidiaries
(Formerly Empire Financial Holding Company)

We have audited the accompanying consolidated statement of financial condition of Jesup & Lamont, Inc. and subsidiaries (formerly Empire Financial Holding Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity , and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jesup & Lamont, Inc. and subsidiaries (formerly Empire Financial Holding Company) at December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Miller, Ellin & Company, LLP

New York, New York
March 28, 2008

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 2007

Assets:

  Cash and cash equivalents .....................................  $    535,536
  Marketable securities owned, at market value ..................     5,178,988
  Securities not readily marketable, at estimated fair value ....     1,229,659
  Commissions receivable from clearing organization .............     1,672,328
  Other receivables .............................................       795,030
  Deposits at clearing organizations ............................     4,177,837
  Furniture and equipment, net ..................................       619,153
  Prepaid expenses and other assets .............................     1,671,215
  Deferred tax assets ...........................................     2,117,000
  Notes receivable ..............................................       979,221
  Intangible assets, net ........................................    17,576,493
                                                                   ------------

    Total assets ................................................  $ 36,552,460
                                                                   ============

Liabilities and stockholders' equity

Liabilities:

  Line of credit payable ........................................  $  1,999,450
  Accounts payable, accrued expenses and other liabilities ......     4,992,314
  Due to clearing organizations .................................     7,689,830
  Securities sold, but not yet purchased, at market value .......       522,771
  Notes payable .................................................     9,766,176
                                                                   ------------

    Total liabilities ...........................................  $ 24,970,541
                                                                   ------------

Commitments and contingencies

Stockholders' equity:

  Convertible preferred stock, series C and F $.01 par value,
    1,000,000 shares authorized, 7,062 shares of Series C and
    819,987 shares of Series F issued and outstanding ...........  $      8,270
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    11,106,442 shares issued and outstanding ....................       111,065
  Stock subscribed ..............................................     2,000,000
  Additional paid-in capital ....................................    26,324,579
  Accumulated deficit ...........................................   (16,861,995)

                                                                   ------------

    Total stockholders' equity ..................................  $ 11,581,919
                                                                   ------------

    Total liabilities and stockholders' equity ..................  $ 36,552,460
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                                 JESUP & LAMONT, INC. AND SUBSIDIARIES
                              (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                              2007            2006
                                                                         -------------   -------------
Revenues:
  Commissions and fees ................................................  $ 32,733,847    $ 20,373,890
  Trading income ......................................................     6,488,356      11,724,530
  Investment banking income ...........................................    11,449,695       3,543,625
                                                                         ------------    ------------

                                                                           50,671,898      35,642,045
                                                                         ------------    ------------

Expenses:
  Employee compensation and benefits ..................................    20,498,566      10,927,254
  Commissions and clearing costs ......................................    29,577,137      19,181,312
  General and administrative ..........................................     9,468,625       4,662,492
  Communications and data processing ..................................       877,642         381,049
                                                                         ------------    ------------

                                                                           60,421,970      35,152,107
                                                                         ------------    ------------

Income (loss) from operations .........................................    (9,750,072)        489,938
                                                                         ------------    ------------

Other income (expenses):
  Other income ........................................................       350,000               -
  Interest income .....................................................       150,021         432,949
  Interest expense ....................................................    (1,477,614)       (912,236)
                                                                         ------------    ------------

                                                                             (977,593)       (479,287)
                                                                         ------------    ------------

Income (loss) before income taxes .....................................   (10,727,665)         10,651
Income taxes ..........................................................             -               -
                                                                         ------------    ------------

Net income (loss) .....................................................   (10,727,665)         10,651

Preferred stock dividends .............................................      (174,233)       (231,372)
                                                                         ------------    ------------

Net income (loss) applicable to common stockholders ...................  $(10,901,898)    $  (220,721)
                                                                         ============    ============

Basic and diluted earnings (loss) per share applicable to common stockholders:

  Earnings (loss) per share-basic and diluted .........................  $      (1.00)   $      (0.03)
                                                                         ============    ============
  Earnings (loss) per share diluted ...................................  $      (1.00)   $      (0.03)
                                                                         ============    ============

Weighted average shares outstanding:
  Basic ...............................................................    10,926,021       7,102,379
                                                                         ============    ============
  Diluted .............................................................    10,926,021       7,102,379
                                                                         ============    ============

                   See accompanying notes to the consolidated financial statements.

                                 JESUP & LAMONT, INC. AND SUBSIDIARIES
                              (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                              2007            2006
                                                                         -------------   -------------
Cash flows from operating activities
  Net income (loss) ...................................................  $(10,727,665)   $     10,651

  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
    Depreciation and amortization .....................................       683,200         363,305
    Amortization of customer lists ....................................       113,371          21,644
    Amortization of note discount .....................................        95,868          15,978
    Unrealized loss on securities .....................................     1,430,068        (476,421)
    Stock compensation expense ........................................       725,480         318,688
    Amortization of warrants ..........................................       285,065         713,936
    Amortization of restricted stock ..................................        16,977               -
    Deferred rent amortization ........................................        54,108         (54,108)
    Value of warrants and stock received for services .................      (347,654)       (872,285)
    Reimbursement of trading losses ...................................             -      (1,348,357)
 (Increase) decrease in operating assets:
    Commissions receivable from clearing organizations ................       409,478        (650,286)
    Deposits at clearing organizations ................................    (2,644,063)       (360,086)
    Other receivables .................................................       511,438        (420,302)
    Marketable trading account securities, net ........................    (1,218,201)       (158,555)
    Non marketable trading account securities, net ....................             -         156,189
    Prepaid expenses and other assets .................................    (1,145,300)       (486,151)
  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ..........      (719,518)        324,731
    Securities sold, but not yet purchased ............................      (876,459)      1,137,547
    Due to clearing organizations .....................................     5,527,949          92,043
                                                                         ------------    ------------
      Total adjustments ...............................................     2,901,807      (1,682,490)
                                                                         ------------    ------------

      Cash used by operating activities ...............................    (7,825,858)     (1,671,839)

Cash flows from investing activities
  Purchases of furniture and equipment ................................      (266,063)       (472,614)
  Issuances of notes receivable .......................................      (318,833)     (3,993,791)
  Cash paid for acquisition of JLSC ...................................             -      (1,464,539)
  Payments on notes receivable ........................................       169,334         992,781
                                                                         ------------    ------------

    Total cash used by investing activities ...........................      (415,562)     (4,938,163)
                                                                         ------------    ------------
Cash flows from financing activities
  Payments on notes payable ...........................................    (4,190,050)       (779,167)
  Repayment of short-term loans related parties .......................    (1,000,000)              -
  Proceeds from short-term loans related parties.......................     1,000,000               -
  Proceeds from stock subscription advance.............................     1,017,000               -
  Proceeds from issuance of notes payable .............................     6,387,158       5,424,000
  Proceeds from sale of common stock ..................................       895,275         725,000
  Proceeds from common stock subscribed ...............................     2,000,000               -
  Proceeds from sale of preferred stock ...............................             -       2,814,993
  Redemption of preferred stock .......................................             -        (374,363)
  Proceeds from line of credit ........................................     1,999,450               -
  Dividends paid on preferred stock ...................................       (52,300)       (151,526)
  Payment to former shareholder .......................................             -         (75,000)
  Fees and commissions paid for capital raise..........................      (269,662)       (364,449)
                                                                         ------------    ------------

    Total cash provided by financing activities .......................     7,786,871       7,219,488
                                                                         ------------    ------------

  Net increase (decrease) in cash and cash equivalents ................      (454,549)        609,486

  Cash and cash equivalents at beginning of period ....................       990,085         380,599
                                                                         ------------    ------------

  Cash and cash equivalents at end of period ..........................  $    535,536    $    990,085
                                                                         ============    ============
                                                                                 (continued)
                   See accompanying notes to the consolidated financial statements.

                                 JESUP & LAMONT, INC. AND SUBSIDIARIES
                              (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (continued)
                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                          December 31,    December 31,
                                                                              2007            2006
                                                                         -------------   -------------
Supplemental cash flow information:

  Interest paid .......................................................  $    703,589    $     43,001
                                                                         ============    ============

Supplemental disclosures of non-cash investing and financing activities:

  Conversion of debt to equity ........................................  $          -    $    200,000
                                                                         ============    ============

  Accrued preferred stock dividends ...................................  $    174,233    $    129,316
                                                                         ============    ============

  Conversion of preferred stock .......................................  $        462    $  1,525,638
                                                                         ============    ============

  Issuance of common stock and stock options for acquisition of JLSC ..  $          -    $ 10,087,748
  Issuance of note payable for acquisition of JLSC ....................  $          -    $  2,500,000
  Accrued liabilities for acquisition of JLSC .........................  $          -    $  1,459,025
                                                                         ============    ============
  Acquisition of JLSC - Total .........................................  $          -    $ 14,046,773

  Issuance of note payable for acquisition of Long Island Office ......  $  4,162,856    $          -
  Liabilities assumed on acquisition of Long Island Office ............  $    921,068    $          -
                                                                         ============    ============
  Acquisition of Long Island office - Total ...........................  $  5,083,924    $          -

  Issuance of stock to pay liability ..................................  $          -    $    232,500
                                                                         ============    ============

  Receipt of secured demand notes .....................................  $          -    $  1,348,357
                                                                         ============    ============

  Issuance of note receivable to employee .............................  $    200,000    $          -
                                                                         ============    ============

  Issuance of stock to pay dividends ..................................  $     26,482    $          -
                                                                         ============    ============

                   See accompanying notes to the consolidated financial statements.

                                                JESUP & LAMONT, INC. AND SUBSIDIARIES
                                             (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                               Series B          Series C         Series D          Series E          Series F
                                            Preferred Stock   Preferred Stock  Preferred Stock   Preferred Stock   Preferred Stock
                                            Shares   Amount   Shares   Amount  Shares   Amount   Shares   Amount   Shares    Amount
                                            ------   ------   ------   ------  ------   ------   ------   ------   -------   ------
Balance at December 31, 2005 .............   7,000   $   70    7,062   $   71   2,000   $   20   13,333   $  133         -   $    -

Sale of common stock .....................       -        -        -        -       -        -        -        -         -        -
Conversion of notes to common stock ......       -        -        -        -       -        -        -        -         -        -
Sale of preferred stock Series F .........       -        -        -        -       -        -        -        -   866,139    8,661
Fees for sale of preferred stock .........       -        -        -        -       -        -        -        -         -        -
Fees paid in stock for sale of preferred .       -        -        -        -       -        -        -        -         -        -
Redeem preferred stock Series E ..........       -        -        -        -       -        -   (4,989)     (50)        -        -
Conversion preferred stock Series E ......       -        -        -        -       -        -   (8,344)     (83)        -        -
Conversion preferred stock Series B ......  (7,000)     (70)       -        -       -        -        -        -         -        -
Conversion preferred stock Series D ......       -        -        -        -  (2,000)     (20)       -        -         -        -
Conversion of notes to stock .............       -        -        -        -       -        -        -        -         -        -
Payment to former shareholder ............       -        -        -        -       -        -        -        -         -        -
Exercise of warrants to common stock .....       -        -        -        -       -        -        -        -         -        -
Amortization of stock options ............       -        -        -        -       -        -        -        -         -        -
Amortization of warrants .................       -        -        -        -       -        -        -        -         -        -
Acquisition of JLSC - stock ..............       -        -        -        -       -        -        -        -         -        -
Acquisition of JLSC - options ............       -        -        -        -       -        -        -        -         -        -
Payment of fees in stock .................       -        -        -        -       -        -        -        -         -        -
Preferred stock dividends ................       -        -        -        -       -        -        -        -         -        -
Net income ...............................       -        -        -        -       -        -        -        -         -        -
                                            ------   ------   ------   ------  ------   ------   ------   ------   -------   ------
Balance at December 31, 2006 .............       -   $    -    7,062   $   71       -   $    -        -   $    -   866,139   $8,661

Sale of common stock .....................       -        -        -        -       -        -        -        -         -        -
Fees for March 2007 private placement ....       -        -        -        -       -        -        -        -         -        -
Conversion preferred stock Series F ......       -        -        -        -       -        -        -        -   (46,152)    (462)
Exercise of options for common stock .....       -        -        -        -       -        -        -        -         -        -
Stock compensation .......................       -        -        -        -       -        -        -        -         -        -
Amortization of restricted stock .........       -        -        -        -       -        -        -        -         -        -
Amortization of warrants .................       -        -        -        -       -        -        -        -         -        -
Acquisition of JLSC - consulting fees ....       -        -        -        -       -        -        -        -         -        -
Acquisition of JLSC - stock to employee ..       -        -        -        -       -        -        -        -         -        -
Escrow refund to former shareholder ......       -        -        -        -       -        -        -        -         -        -
Payment of legal fees in stock ...........       -        -        -        -       -        -        -        -         -        -
Payment of dividends in stock ............       -        -        -        -       -        -        -        -         -        -
Preferred stock dividends ................       -        -        -        -       -        -        -        -         -        -
Net income ...............................       -        -        -        -       -        -        -        -         -        -
                                            ------   ------   ------   ------  ------   ------   ------   ------   -------   ------

Balance at December 31, 2007 .............       -   $    -    7,062   $   71       -   $    -        -   $    -   819,987   $8,199

                                                                                                                     (continued)
                                 See accompanying notes to the consolidated financial statements.

                                                JESUP & LAMONT, INC. AND SUBSIDIARIES
                                             (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                                             (continued)

                                                                      Additional
                                               Common Stock            Paid-in          Stock       Accumulated
                                              Shares      Amount       capital        Subscribed      Deficit           Totals
                                            ----------   --------    ------------     ----------    ------------     ------------
Balance at December 31, 2005 .............   6,599,005   $ 65,990    $ 10,840,349     $        -    $ (5,739,376)    $  5,167,257

Sale of common stock .....................     290,000      2,900         722,100              -               -          725,000
Conversion of notes to common stock ......      75,000        750            (750)             -               -                -
Sale of preferred stock Series F .........           -          -       2,806,332              -               -        2,814,993
Fees for sale of preferred stock .........           -          -        (596,949)             -               -         (596,949)
Fees paid in stock for sale of preferred .           -          -         232,500              -               -          232,500
Redeem preferred stock Series E ..........           -          -        (374,313)             -               -         (374,363)
Conversion preferred stock Series E ......     178,290      1,783          (1,700)             -               -                -
Conversion preferred stock Series B ......   1,166,666     11,666         (11,596)             -               -                -
Conversion preferred stock Series D ......     100,000      1,000            (980)             -               -                -
Conversion of notes to stock .............     110,000      1,100         198,900              -               -          200,000
Payment to former shareholder ............           -          -         (75,000)             -               -          (75,000)
Exercise of warrants to common stock .....      98,853        989            (989)             -               -                -
Amortization of stock options ............           -          -         318,688              -               -          318,688
Amortization of warrants .................           -          -         713,936              -               -          713,936
Acquisition of JLSC - stock ..............   1,650,154     16,502       5,907,551              -               -        5,924,053
Acquisition of JLSC - options ............           -          -       3,131,071              -               -        3,131,071
Payment of fees in stock .................      96,912        969            (969)             -               -                -
Preferred stock dividends ................           -          -               -              -        (231,372)        (231,372)
Net income ...............................           -          -               -              -          10,651           10,651
                                            ----------   --------    ------------     ----------    ------------     ------------
Balance at December 31, 2006 .............  10,364,880   $103,649    $ 23,808,181     $        -    $ (5,960,097)    $ 17,960,465

Sale of common stock .....................     296,922      2,969         892,306      2,000,000               -        2,895,275
Fees for March 2007 private placement ....           -          -        (269,662)             -               -         (269,662)
Conversion preferred stock Series F ......      46,152        462               -              -               -                -
Exercise of options for common stock .....       8,962         90             (90)             -               -                -
Stock compensation .......................           -          -         725,480              -               -          725,480
Amortization of restricted stock .........           -          -          16,977              -               -           16,977
Amortization of warrants .................           -          -         285,065              -               -          285,065
Acquisition of JLSC - consulting fees ....      85,000        850         105,400              -               -          106,250
Acquisition of JLSC - stock to employee...     200,000      2,000         630,000              -               -          632,000
Escrow refund to former shareholder ......      65,218        652          74,348              -               -           75,000
Payment of legal fees in stock ...........      23,450        235          30,250              -               -           30,485
Payment of dividends in stock ............      15,858        158          26,324              -               -           26,482
Preferred stock dividends ................           -          -               -              -        (174,233)        (174,233)
Net income ...............................           -          -               -              -     (10,727,665)     (10,727,665)
                                            ----------   --------    ------------     ----------    ------------     ------------

Balance at December 31, 2007 .............  11,106,442   $111,065    $ 26,324,579     $2,000,000    $(16,861,995)    $ 11,581,919


                                 See accompanying notes to the consolidated financial statements.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - Jesup & Lamont, Inc. ("JLI" or the "Company"), (Formerly Empire Financial Holding Company) a Florida corporation, owns Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC"). Effective January 2, 2008, we changed the name of the Company to Jesup & Lamont, Inc. All intercompany transactions and accounts have been eliminated in consolidation.

EFG and JLSC are introducing securities broker-dealers which provide brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives. EIA and JLSC provide fee-based investment advisory services to their customers.

The Company's executive offices are located in Longwood, Florida with independent registered representatives throughout the United States. JLSC's main offices are in New York City.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

EXPENSE RECOGNITION OF EMPLOYEE STOCK OPTIONS. Effective January 1,2006, the Company adopted the provisions of Statement of Financial Standards No.123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the twelve months ending December 31, 2007 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

The assumptions used were as follows:

                                 2007                2006
                                 ----                ----
Expected dividend yield:         None                None
Risk free interest rate:         5.16%               4.37%
Expected life:                   3 - 5 years         3.0 years
Expected volatility:             58%                 100.5%

         During the year ended December 31, 2007, the Company granted options to acquire 1,135,300 shares of the Company's common stock, with exercise prices of $1.19 - $4.31 per share and aggregate fair value of $911,851. The Company recorded compensation charges of $725,480 and $318,688, for the years ended December 31, 2007 and 2006, respectively, relating to the vesting and related amortization of the fair value of stock options granted.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amounts indicated below:

                                                      Years ended December 31,
                                                        2007           2006
                                                    ------------   ------------
Net loss applicable to common
  stockholders as reported .......................  $(10,901,898)  $   (220,721)

Subtract stock-based employee
  compensation expense related to stock
  options granted prior to January 1, 2006 as
  determined under the fair value method .........      (724,688)      (553,930)
                                                    ------------   ------------
  Pro forma net loss .............................  $(11,626,586)  $   (774,651)
                                                    ============   ============

Net income (loss) per share applicable to
 common stockholders:
  As reported:
     Basic: ......................................  $      (1.00)  $      (0.03)
                                                    ============   ============
     Diluted: ....................................  $      (1.00)  $      (0.03)
                                                    ============   ============
  Pro forma:
     Basic: ......................................  $      (1.06)  $      (0.11)
                                                    ============   ============
     Diluted: ....................................  $      (1.06)  $      (0.11)
                                                    ============   ============

The pro forma impact of options granted prior to January 1, 2006 on the net loss for the years ended December 31, 2007 and 2006 is not representative of the pro forma effects on net income (loss) for future years. In future years the stock compensation expense recorded will be based on the vesting of stock options granted on January 1, 2006 and subsequently. However, the future pro forma net income (loss) will be based on the vesting of stock options granted prior to January 1, 2006. As of December 31, 2007, there are options to purchase 127,000 shares granted prior to January 1, 2006 that have not yet vested. Some of these options may expire without being exercised.

4. ACQUISITION OF JESUP & LAMONT SECURITIES CORPORATION

         On November 10, 2006, we acquired all of the outstanding shares of JLSC, a registered broker dealer, from its parent Jesup & Lamont Holding Corporation and three private investors. There were no material relationships, other than in respect of the acquisition transaction, between JLI and JLSC or between that entity and any director or officer or any associate of any such director or officer of JLI. We have received the final approved Membership Agreement from FINRA. The results of operations and differences in the value of the assets and liabilities transferred in connection with the acquisition of JLSC during the 10 day period between the effective date of October 31, 2006, and the acquisition date of November 10, 2006, were not material to our financial statements. In accordance with SFAS 141, we have adjusted the cost of JLSC and net income reported.

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

The acquisition of JLSC increased our consolidated revenues on an annualized basis by approximately 50%. We are actively pursuing other acquisition opportunities and plan to complete at least one additional acquisition in 2008. The acquisition of JLSC provides the platform upon which we can implement our acquisition strategy. The acquisition of JLSC also significantly strengthens our geographical presence in the Eastern United States.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

5. ACQUISITION OF LONG ISLAND OFFICE

         On March 26, 2007, (the "Effective Date"), we acquired all the assets and operations of an independent broker office of supervisory jurisdiction ("OSJ") located in New York ("the Long Island office"). The purchase price consisted of (i) cancellation of $4,162,856 of notes owed to the Company by the OSJ, and (ii) the assumption of liabilities totaling $921,068 for 100% of the OSJ's assets and operations. The total purchase price was $5,083,924.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

6. PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consists of the following:

                                                               Estimated
                                                              useful lives
                                                              ------------
         Equipment ......................    $   241,602      5-7 years
         Computers ......................      1,030,936      5 years
         Furniture and fixtures .........        410,089      7 years
         Leasehold improvements .........        259,308      Life of the lease
                                             -----------
                                               1,941,935
         Less accumulated depreciation ..     (1,322,782)
                                             -----------
                                             $   619,153
                                             ===========

Depreciation expense charged to income was $472,780 in 2007 and $163,871 in 2006.

7. NOTES RECEIVABLE

The Company has made advances to certain registered representatives in its Company owned offices in New York, NY, San Francisco, CA, Boston, MA, and Longwood, Florida. The notes receivable, by location, at December 31, 2007, were as follows:

                              Office             Amount
                              ------             ------
                       New York ......         $  200,000
                       San Francisco .            455,000
                       Boston ........            273,833
                       Longwood ......             50,388
                                               ----------
                       Total notes receivable  $  979,221
                                               ==========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8. MARKETABLE SECURITIES OWNED, AT MARKET VALUE

Marketable securities owned include $601,523 of securities remaining, which were received as a result of the Company calling secured demand notes receivable due from two of its employees to recover trading losses of approximately $1,348,000 incurred by them for the year ended December 31, 2006. The recovered trading losses are included in trading income for the year ended December 31, 2006. The recovered trading losses related primarily to short sales of stock.

9. INTANGIBLE ASSETS

At December 31, 2007, intangible assets consisted of the following:

         Trademarks ..................................    $  3,282,077
         Customer lists ..............................       1,157,266
         Goodwill ....................................      13,272,165
                                                          ------------
                                                            17,711,508
                                                          ------------
         Less: accumulated amortization...............        (135,015)
                                                          ------------
                                                          $ 17,576,493
                                                          ============

         Amortization expense for intangible assets totaled $113,371 and $21,644 for the years ended December 31, 2007 and 2006, respectively.

The estimated annual aggregate amortization expense related to amortizable intangible assets for the five succeeding fiscal years are as follows:

                                   Year Ending
                                   December 31,
                                   ------------
                        2008 ...............     $160,728
                        2009 ...............      160,728
                        2010 ...............      160,728
                        2011 ...............      160,728
                        2012 ...............      160,728

We performed an impairment test of our intangible assets as of December 31, 2007, and determined we had no impairment of intangible assets at that date. We have determined we have one reporting unit for the test of impairment. Summary information from our impairment tests is set forth in the following.

                                               December 31, 2007
                                ------------------------------------------
                                               Excess Estimated    Percent
    Reporting      Carrying      Estimated      Fair Value Over    Excess
      Unit          Value       Fair Value      Carrying Value      Value
    ---------    -----------    -----------    ----------------    -------
       JLI       $17,576,493    $21,070,000        $3,493,507        19.9%

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Principal assumptions used in forecasting future cash flows are outlined below:

Revenue growth rates .........................  1% in 2008 and 15.0% thereafter
Expense reduction as percentage of revenue ...  22% in 2008, 5% in 2009-2012 and
                                                 0% thereafter
Useful lives over which cash flows occur .....  9.0 years
Residual value at end of useful life .........  Equal to 9th year of useful life
Weighted average cost of capital .............  10.5%

As part of our impairment tests, we performed sensitivity analyses with our principal assumptions. The impact on our estimated fair values of a 1% change in our principal assumptions approximated the following:

         Principal Assumption                                Amount
         --------------------                               --------
         Revenue growth rates ........................      $160,000
         Expense reduction as percentage of revenue...      $900,000
         Useful lives over which cash flows occur ....      $ 90,000
         Residual value at end of useful life ........      $ 10,000
         Weighted average cost of capital ............      $750,000

10. NOTES PAYABLE

Notes payable at December 31, 2007, consisted of the following:

         Convertible notes payable to investors, interest payable at 6.5% percent quarterly. Notes mature March 28, 2012.
          Notes convertible into common stock at $2.39 per share .  $ 6,387,158

         Unsecured note payable to Jesup & Lamont Holding
          Corporation. Note accrues interest at four percent
          payable annually, and principal payable at maturity of
          October 1, 2011. .......................................    2,500,000

         Subordinated note payable to EFH Partners, interest of
          twenty percent payable at maturity on February 17, 2007.
          The note was extended to April 1, 2009 at four percent
          interest. ..............................................    1,000,000

         Unsecured note payable to a Company registered
          representative which accrues interest at five percent
          per annum. Principal and interest payable on demand. ...      246,533
                                                                    -----------
         Total principal payable. ................................  $10,133,691

         Less: Unamortized discount on note to Jesup & Lamont
          Holding Corporation. ...................................     (367,515)
                                                                    -----------
         Notes payable ...........................................  $ 9,766,176
                                                                    ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The annual maturities of principal on the notes payable are as follows:

                                   Year Ending
                                   December 31,
                                   ------------
                        2008 ...............  $   246,533
                        2009 ...............    1,000,000
                        2010 ...............            -
                        2011 ...............    2,500,000
                        2012 ...............    6,387,158
                                              -----------
                                              $10,133,691
                                              ===========

         Interest on these notes totaled $650,551 and $338,000 for the years ended December 31, 2007 and 2006, respectively.

11. LINE OF CREDIT PAYABLE

         On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank. As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral. At December 31, 2007 we had drawn $1,999,450 of the line. The line expired on February 1, 2008. The credit line was subject to two debt covenants. The first covenant required EFG and JLSC to maintain combined net capital as defined under Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 in an amount at least equal to the amount drawn under the credit line. The second covenant required the Company to maintain tangible net worth of at least $6 million. The Company was in violation of both covenants at December 31, 2007, and had not obtained a waiver. Although it had not given any indication it intended to do so, Fifth Third Bank could have called the line of credit at anytime.

         On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable. Under the new note payable, 100% of EFG's and JLSC's stock is still pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note carries interest at the Bank's Prime Rate plus 4% (10% at March 19, 2008). The note calls for monthly interest payments and repayments of principal as follows:

Principal Reduction Due Date     Principal Reduction Payment Amount
----------------------------     ----------------------------------
March 31, 2008 .............                $  100,000
May 1, 2008 ................                $  250,000
August 1, 2008 .............                $  250,000
November 3, 2008 ...........                $  250,000
January 29, 2009 ...........                $1,149,450

         Total interest expense under this credit line for the year ended December 31, 2007 was $164,237.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2007, accounts payable, accrued expenses and other liabilities consisted of the following:

Accrued payroll and taxes......................  $  994,948
Accrued legal expenses ........................   1,288,116
Accrued commissions and management fees .......     119,548
Accrued preferred stock dividends .............     226,099
Stock subscription advance ....................   1,017,000
Accounts payable ..............................     778,918
Other accrued expenses ........................     567,685
                                                 ----------
                                                 $4,992,314
                                                 ==========

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

                                             Years ended December 31,
                                           ---------------------------
                                               2007            2006
                                           -----------     -----------
Net realized gains and losses .........    $ 7,659,738     $11,276,147
Unrealized gains ......................      2,049,518       3,741,170
Unrealized losses .....................     (3,220,900)     (3,292,787)
                                           -----------     -----------
Trading income, net ...................    $ 6,488,356     $11,724,530
                                           ===========     ===========

14. INVESTMENT BANKING INCOME

Investment banking income consists of cash fees and warrants or other securities received as payment for our investment banking services. The Black-Scholes valuation model is used to estimate the fair value of the warrants received. The volatility of stock prices underlying these warrants can result in significant price fluctuations in short periods of time. These fluctuations in the value of the warrants results in warrant gains or losses. Investment banking revenues consisted of the following:

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                             Years ended December 31,
                                           ---------------------------
                                               2007            2006
                                           -----------     -----------
Investment banking fees ...............    $11,102,041     $ 2,671,341
Gains from warrants ...................        347,654         872,284
                                           -----------     -----------
Investment banking income, net ........    $11,449,695     $ 3,543,625
                                           ===========     ===========

15. EARNINGS PER SHARE

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

Calculation of net income(loss) per share is as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                         2007           2006
                                                     ------------   -----------
Numerator for net income (loss) per share:
Net income (loss) .................................  $(10,727,665)   $  10,651
Preferred stock dividends .........................      (174,233)    (231,372)
                                                     ------------   -----------
Income (loss) attributable to common stockholders .  $(10,901,898)   $(220,721)
                                                     ============   ===========
Denominator:
Basic weighted-average shares .....................    10,926,021     7,102,379
Outstanding options ...............................             -             -
Outstanding warrants ..............................             -             -
Convertible securities ............................             -             -
                                                     ------------   -----------
Diluted weighted-average shares ...................    10,926,021     7,102,379
                                                     ============   ===========
Basic and diluted income (loss) per share:
Basic income (loss) per share .....................  $      (1.00)  $     (0.03)
                                                     ============   ===========
Diluted income (loss) per share ...................  $      (1.00)  $     (0.03)
                                                     ============   ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

                                                      Years Ended December 31,
                                                     --------------------------
                                                         2007           2006
                                                     ------------   -----------
Warrants ...........................................    3,426,680     1,952,070
Stock options ......................................    4,360,822     3,429,143
Restricted common stock granted but not issued .....      189,844             -
Convertible preferred stock series C ...............      353,100       353,100
Convertible preferred stock series F ...............      819,987       866,139
Convertible notes ..................................    2,672,437     1,239,436
Common stock subscribed ............................    1,622,718             -
Warrants subscribed ................................      811,359             -
                                                     ------------   -----------
                                                       14,256,947     7,839,888
                                                     ============   ===========

16. EQUITY

For the year ended December 31, 2007, the Company recorded the following stock, option and warrant transactions:

         On August 24, 2007, the Company filed a Form 8-K which disclosed that as of August 20, 2007, the Company had entered into binding agreements to sell $2,250,000 of units in a private placement to 4 accredited individual and institutional investors, of which it subsequently took down funds representing the placement of $2,000,000 of units in a private placement to 3 accredited institutional investors. The units consist of $1,898,580 to purchase 1,622,718 shares of Common Stock, and $101,420 to purchase five-year non-redeemable warrants to purchase 811,359 shares of common stock. The warrants are exercisable after six months from the date of issue at a price of $1.40 per share. Each share of common stock underlying the units is priced at $1.17, the closing price of the Company's common stock on August 20, 2007. The subscription included the Company's agreement to register all 2,434,077 shares of common stock included in and underlying the units. Pursuant to the terms of the agreements, the Company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 10% of the purchase price, upon certain failures to register all shares of common stock underlying the units within 120 days of the closing date of the transaction. The Company paid total cash commissions of $80,000 in connection with these transactions.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

         As of March 6, 2007 the Company sold $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, currently convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after nine months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in and underlying the units. The Company filed its registration statement as required under the registration rights agreements under Form S-3 on May 1, 2007. The Company received a Notice of Effectiveness declaring the registration had become effective on May 18, 2007. No further listing, registration or contingent requirements exist. The total separate purchase prices of the debentures, common stock and warrants were $6,387,158, $709,685, and $185,591, respectively. The Company considered SFAS 133 and EITF 00-19 in recording this private placement. We accounted for the warrants as equity, recording the warrants at the minimum purchase of $0.125 per share required by the AMEX rules for an "at the market offering". The debentures, common stock and warrants were all recorded at their face value purchase prices which were determined to be their fair values upon sale of the securities.

         Two outside investors converted their shares of Series F Preferred Stock for 46,152 shares of common stock.

         An employee received 200,000 shares of restricted stock as part of the acquisition of JLSC.

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

         A former shareholder was issued 65,218 share of common stock at $1.15 per share. The stock was issued for the shareholder's balance of an escrow account.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

For the year ended December 31, 2006, the Company recorded the following stock, option and warrant transactions:

      o We sold 290,000 shares of common stock and 181,500 warrants to purchase common stock at an exercise price of $5.46 per share, for $725,000 in cash.

      o We sold 866,139 shares of newly created Series F convertible preferred stock and warrants to acquire 433,069 shares of common stock at an exercise price of $4.50 per share, for $2,814,993 cash. Each share of Series F preferred stock has a stated value of $3.25 and an initial conversion price of $3.25 per share. The Series F preferred stock carries a cumulative 4% annual dividend.

      o We redeemed 4,989 shares of Series E convertible preferred stock for $374,363. The remaining 8,344 shares of Series E stock were converted to 178,290 shares of common stock.

      o The 7,000 outstanding shares of Series B convertible preferred stock were converted into 1,166,666 shares of common stock.

      o The 2,000 shares of outstanding shares of Series D convertible preferred stock were converted into 100,000 shares of common stock.

      o We issued a total of $3,924,000 of short term bridge notes. We also issued warrants as part of the bridge note financing to purchase a total of 550,000 shares of common stock at exercise prices ranging from $2.82 to $4.85 per share.

      o A total of $200,000 of convertible debt was converted into 110,000 shares of common stock.

      o For the acquisition of JLSC, we issued 1,650,154 shares of common stock and options to purchase 1,342,000 shares of common stock with three year vesting, ten year terms, and exercise prices from $4.31 - $4.67 per share.

      o  We issued 98,853 shares of common stock for the exercise of warrants.

      o We issued 75,000 shares of common stock to a consultant as compensation for services provided.

The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

 Convertible Issue                                           Conversion Price
 -----------------                                           ----------------
 Series C preferred stock (stated value $100.00 per share).       $2.00
 Series F preferred stock .................................       $3.25
 Convertible Notes ........................................       $2.39

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

17. STOCK OPTIONS

The Company adopted the 2000 Incentive Compensation Plan and the 2007 Incentive Compensation Plan (collectively the "Plans"). The Plans are designed to serve as an incentive for retaining directors, employees, consultants and advisors. Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the Board of Directors. Of the stock options outstanding at December 31, 2007, 705,000 vested immediately upon grant, 1,217,522 vest over a two year period from the date of grant, 2,346,300 vest over a three year period from the date of Grant and 92,000 vest over a five year period from the date of grant.

The Company granted options to purchase 1,135,300 shares of the Company's common stock to officers and key employees during the year 2007 at a weighted average exercise price of $1.88. Of the 1,135,300 options granted, 650,300 options were granted to employees, 260,000 were granted to officers who are not members of the Board of Directors, and 225,000 were granted to outside members of the Board of Directors. A total of 275,000 options vest immediately, and 860,300 options vest annually over a three year period.

The following table summarizes stock options at December 31, 2007:

                  Outstanding Stock Options          Exercisable Stock Options
               ------------------------------     ------------------------------
                Weighted                            Weighted
                 Average     Weighted               Average     Weighted
 Exercise       Remaining    Average               Remaining    Average
   Price       Contractual   Exercise             Contractual   Exercise
   Range         Shares        Life     Price       Shares        Life     Price
-----------    -----------   --------   -----     -----------   --------   -----
$0.90-$1.00         90,000      .33     $0.99          90,000     1.77     $0.99
$1.01-$2.00      2,032,000     7.46     $1.41       1,728,576     5.78     $1.50
$2.01-$3.00        574,800     8.35     $2.12         395,617     4.63     $2.52
$3.01-$4.00        208,522     4.92     $3.38         123,324     4.11     $3.38
$4.01-$5.00      1,455,500     9.79     $4.50         595,293     8.64     $4.51

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following table summarizes stock option activity for the years ended December 31, 2007 and 2006:

                                                2007                  2006
                                         -----------------     -----------------
                                         Weighted              Weighted
                                          Average               Average
                                         Exercise              Exercise
                                          Shares     Price      Shares     Price
                                         ---------   -----     ---------   -----
Outstanding at beginning of year .....   3,449,143   $3.14     2,074,514   $1.88
Granted ..............................   1,135,300    1.88     1,802,022    4.29
Exercised ............................     (11,271)   1.18       (77,393)   1.19
Cancelled ............................    (212,350)   2.21      (350,000)   2.01
                                         ---------             ---------
Outstanding at end of year ...........   4,360,822    2.83     3,449,143    3.14
                                         =========             =========

Exercisable at end of year ...........   2,932,810    2.31     1,747,121    2.55
                                         =========             =========
Weighted average fair value of
 options granted during the year 2007        $0.80                 $2.22
                                         =========             =========

18. EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the "Plan"), provided to the employees of JLI, EFG, and EIA that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986. To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old. The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law. The Plan also provides that the Company may match employee contributions to the Plan. The Company did not make any contributions to the Plan during the years ended December 31, 2007 and 2006.

The Company has a second Plan which is provided to the employees of JLSC.

JLSC has a 401(k) retirement plan that conforms to and qualifies under articles 401 and 501 of the Internal Revenue Code of 1986. Employees are able to elect to reduce their salary by a specific percentage or dollar amount and have that amount contributed on a pre tax basis as a salary deferral. Employees are eligible to participate as of date of hire but must wait for "entry" until the first day of the next Plan year quarter after eligibility. The amount of salary deferral during any year for a Plan Participant cannot exceed the dollar limit imposed by applicable federal law. The Plan also provides that JLSC may match employee contributions to the plan. JLSC did not make any contributions to the Plan since its acquisition by the Company.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

19. INCOME TAXES

The federal and state income tax provision (benefit) for the years ended December 31, 2007 and 2006 is summarized as follows:

                                                          2007          2006
                                                      -----------   -----------
         Current
            Federal ................................  $         -   $         -
            State ..................................            -             -
                                                      -----------   -----------
                                                                -             -
                                                      -----------   -----------
         Deferred
            Federal ................................            -             -
            State ..................................            -             -
                                                      -----------   -----------
         Total provision (benefit) for income taxes   $         -   $         -
                                                      ===========   ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefit arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we provided a valuation allowance totaling $4,283,000 at December 31, 2007. The components of the Company's deferred tax assets at December 31, 2007 and 2006 were as follows:

                                                         2007           2006
                                                      -----------   -----------
         Deferred tax assets:
            Net operating loss carryforwards .......  $ 6,078,000   $ 3,605,000
            Depreciation and amortization ..........      566,000     1,035,000
                                                      -----------   -----------
            Deferred tax assets ....................    6,644,000     4,640,000

         Deferred tax liabilities:
            Value of warrants ......................     (492,000)     (349,000)
            Amortization of intangibles ............     (431,000)            -
                                                      -----------   -----------
            Deferred tax liabilities ...............     (923,000)     (349,000)

         Net deferred tax assets ...................   5,721,000     4,291,000
            Less:  Valuation allowance .............   (3,604,000)   (2,174,000)
                                                      -----------   -----------
            Net deferred tax assets ................  $ 2,117,000   $ 2,117,000
                                                      ===========   ===========

The Company has net operating loss carryforwards for federal tax purposes of approximately $15,195,000 which expire in years 2022 through 2026. The amount deductible per year is limited to approximately $576,000 under current tax regulations. The intangibles being amortized are primarily Internal Revenue Code
Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                      Years Ended December 31,
                                                     -------------------------
                                                         2007          2006
                                                     -----------   -----------
Computed tax at the federal statutory rate of 34% .  $(3,647,000)  $     3,600
State taxes, net of federal benefit ...............     (644,000)         (600)
Operating loss carryforwards ......................    2,706,000    (2,601,000)
Valuation allowance ...............................    1,430,000     2,174,000
Amortization of intangibles .......................     (392,000)      (82,000)
Non-deductible compensation .......................      247,000       108,000
Warrants received as income .......................       93,000       349,000
Other .............................................      207,000        49,000
                                                     -----------   -----------
Provision (benefit) for income taxes ..............  $         -   $         -
                                                     ===========   ===========
Effective income tax rate .........................            -%            -%
                                                     ===========   ===========

20. COMMITMENTS AND CONTINGENCIES

Office Lease Commitments

The Company and its subsidiaries lease branch offices and office facilities under operating lease agreements. Lease expense totaled $2,217,334 and $522,296 for the years ended December 31, 2007 and 2006, respectively.

The following is a schedule by year of future lease commitments:

      Year Ending December 31,
      ------------------------
             2008                 1,922,544
             2009                 1,291,437
             2010                   742,126
             2111                   265,457
             Thereafter                   -
                                 ----------
                                 $4,221,564
                                 ==========

Employment Agreements

The Company has employment agreements with several of its key officers and a director. Currently the Company has 6 individuals who have employment agreements. The following is a schedule by year of future commitments under these agreements:

      Year Ending December 31,
      ------------------------
             2008                 1,143,333
             2009                   910,000
             2010                   354,000
             Thereafter                   -
                                 ----------
                                 $2,407,333
                                 ==========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Regulatory and Legal Matters

A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before FINRA alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against EFG for tortuous interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from EFG. EFG denies the material allegations of the Statement of Claim and is vigorously defending this action. EFG has also asserted a counterclaim against Claimant for unfair competition. The parties appeared for several hearings in this arbitration in 2007. Additional hearing dates have been scheduled in 2008. This claim is associated with the Long Island office that was acquired in March 2007. We do not believe an estimate of the possible loss or range of loss can be made at this time. However, in the opinion of management, based on discussions with legal counsel, the outcome of this claim will not result in a material adverse affect on the financial position or results of operations of the Company.

Customer Complaints and Arbitration

From time to time, EFG and JLSC can be defendants or co-defendants in arbitration matters incidental to their retail brokerage services business. EFG and JLSC may contest the allegations of the complaints in these cases and carry an error and omission insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $100,000 per incident. In the opinion of management, based on discussions with legal counsel, the outcome of any pending matters will not result in a material adverse affect on the financial position or results of operations of the Company or its subsidiaries.

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

Employment Agreements

The Company has employment agreements with several of its key officers and a director. Currently the Company has 6 individuals who have employment agreements totaling $1,350,000 per year.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

American Stock Exchange Listing

On February 11, 2008, the Company received notice from the American Stock Exchange that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the AMEX Company Guide, which require that the Company must maintain a Board of Directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. In its notice, the American Stock Exchange gave the Company until May 12, 2008 to regain compliance with continued listing standards.

The Company has been seeking to fill vacancies on its Board of Directors and audit committee caused by the resignations of two independent directors during January, 2008 and will continue to seek to fill such vacancies in response to the American Stock Exchange's notice described above.

21. OFF BALANCE SHEET RISKS

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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2007 at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2007. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

22. CONCENTRATION OF CREDIT RISKS

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $100,000. We have not experienced any previous losses due to this policy.

23. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

Our broker-dealer subsidiaries, EFG and JLSC, are subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, should not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

At December 31, 2007, EFG reported net capital of $812,456, which was $320,956 above the required net capital of $491,500. At December 31, 2007, JLSC reported net capital of $745,509, which was $645,509 above the required net capital of $100,000.

The ratio of aggregate indebtedness to net capital was 2.96 to 1 for EFG and
1.26 to 1 for JLSC. EFG and JLSC are exempt from Rule 15c3-3 under Paragraph (k)
(2) (ii) of the Rule as all customer transactions are cleared through other Broker-dealers on a fully-disclosed basis.

As of December 31, 2007, we were in compliance with all net capital requirements.

24. RELATED PARTY TRANSACTIONS

The following is a discussion of certain relationships and related transactions for the year ended December 31, 2007. In the opinion of management, the terms of these transactions were as fair to the Company as could have been made with unrelated parties.

On June 14, 2007, one of the Company's broker dealer subsidiaries obtained a short-term loan from EFH Partners, LLC, a related party in the amount of $1 million in connection with a proposed underwriting. The loan bore no interest but a one-time fee of 7.5% or $75,000, was paid to the Company's clearing firm. The loan was payable on demand. On June 26, 2007, a $500,000 payment was made. A second payment of $500,000 was made on July 6, 2007, paying in full the outstanding balance.

We extended a $1 million short term note that was originally issued on March 1, 2006 to EFH Partners, LLC. This note was extended to a new maturity date of April 1, 2009. The extended note bears interest at 4%, is payable at maturity and is subordinated to all other debt.

On December 5, 2007, we received a stock subscription advance totaling $1,017,000 from an entity controlled by an investor in the Company.

At December 31, 2007, prepaid expenses and other assets included loans receivable from officers of our subsidiary, JLSC totaling $629,523. These loans were acquired as part of the acquisition of JLSC and can be offset against the note payable issued as part of the purchase price.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                   (FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

25. SUBSEQUENT EVENTS


As of March 3, 2008, the Company entered into binding Subscription Agreements to sell $2,000,000 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the company's common stock on March 3, 2008. The Subscription Agreement also includes JLSC's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, the company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-KSB, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until the American Stock Exchange has approved their listing.