Form 10KSB/A
period 2007-12-31
JESUP & LAMONT, INC.
filed 2008-04-29
CIK 1094320

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "Annual Report"), originally filed on March 31, 2008 amends and restates our Annual Report in its entirety. The amendments in this filing are made so as to include Part III, Items 9, 10, 11, and 12 in the text of the Form 10-KSB rather than incorporating those items by reference from our 2008 annual meeting proxy statement, the filing of which will be delayed beyond 120 days after December 31, 2007. No other material changes have been made to our Annual Report.


                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1  Description of Business ...................................   4

         Item 2  Description of Property ...................................  18

         Item 3  Legal Proceedings .........................................  19

         Item 4  Submission of Matters to a Vote of Security Holders .......  20

PART II

         Item 5  Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuer Purchases of Equity Securities ......  21

         Item 6  Management's Discussion and Analysis or Plan of Operation .  22

         Item 7  Financial Statements ......................................  36

         Item 8  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  36

         Item 8A and 8A(T) Controls and Procedures..........................  36

         Item 8B Other Information..........................................  38

Part III

         Item 9  Directors, Executive Officers, Promoters, Control
                 Persons and Corporate Governance; Compliance With
                 Section 16(a) of the Exchange Act. ........................  38

         Item 10 Executive Compensation.....................................  41

         Item 11 Security Ownership of Certain Beneficial Owners,
                 Management and Related Stockholder Matters ................  45

         Item 12 Certain Relationships, Related Transactions and Director
                 Independence ..............................................  50

         Item 13 Exhibits...................................................  51

         Item 14 Principal Accountant Fees and Services.....................  54

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The consolidated financial statements of JLI, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Annual Report on Form 10-KSB/A and immediately follow the signature page of this Annual Report on Form 10-KSB/A on page F-1.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         Our executive officers and directors and their respective ages as of April 25, 2008 are as follows:

                                Director
Name                      Age    Since     Position
----                      ---   --------   --------

Donald A. Wojnowski Jr.   48      2004     President, Chief Executive Officer
                                           and a Director

James M. Matthew          54               Chief Financial Officer and Secretary

Kevin A. Carreno          47               Chief Operating Officer

Steven M. Rabinovici      55      2005     Chairman of the Board

John C. Rudy              65      2005     Director

Stephen J. DeGroat        58               Chairman and CEO of JLSC

William F. Moreno         48               President of JLSC

         Donald A. Wojnowski Jr. is our President, Chief Executive Officer and a member of the Board of Directors. Mr. Wojnowski is also the President and Chief Executive Officer of our wholly-owned subsidiaries, EFG and EIA. Mr. Wojnowski was elected Chief Executive Officer in July of 2005 and has served as our President since June 2004. Prior to holding his current position, Mr. Wojnowski was our Vice President of Business Development, a position he held from September 1999 until February 2004. Mr. Wojnowski joined us in 1993 and has been a member of our Board since June 2004.

         Steven M. Rabinovici became a director of our company in May 2005 and was elected Chairman of the Board in July 2005. Mr. Rabinovici has over 25 years experience as a senior executive in both the profit and non-profit sectors. From 1992 through 2004, Mr. Rabinovici was the chief executive officer of Complete Management Inc., a physician practice management company.

         James M. Matthew was elected as our Chief Financial Officer and Secretary in May 2006. From January 2000 through April 2007, Mr. Matthew was the Chief Financial Officer of two privately held companies. Prior to 2000, he was with KPMG for 20 years, serving primarily in that Firm's Global Transactions Group. Mr. Matthew is a certified public accountant and is a licensed Series 7 Broker and Series 24 Principal.

         Kevin A. Carreno was elected as our Chief Operating Officer in November 2007. From 2005 to 2007, Mr. Carreno was the President of Experts Counsel, Inc., a closely held regulatory and compliance consulting business. From 1990 through 2004, Mr. Carreno held a variety of senior management roles with Raymond James Financial, Inc.

         Stephen J. DeGroat is Chairman and CEO of JLSC. Mr. DeGroat joined the Company upon the acquisition of JLSC on November 10, 2006, having served in this same capacity with JLSC prior to the acquisition since April 2002. Prior to holding his current position Mr. DeGroat was Chairman of JLSC's predecessor company, Broadmark Capital Corp.

         William F. Moreno is President of JLSC. Mr. Moreno joined the Company upon the acquisition of JLSC on November 10, 2006, having served in this same capacity with JLSC prior to the acquisition since April 2002. Prior to holding his current position Mr. Moreno was Vice President of Finance of JLSC's predecessor company, Broadmark Capital Corp. a position he held from March 2001.

         John C. Rudy became a director of our company in May 2005. Mr. Rudy also serves as Chairman of the audit committee. Mr. Rudy is the founder and principal of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies since 1992. From August 1998 through April 2000 he served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly traded automobile dealership. From August 2005 until May 2007 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. Since July 2005 Mr. Rudy has been serving as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and since May 2005 he has been serving as a director of Trey Resources, Inc., a publicly-traded software reseller. Mr. Rudy qualifies as an "Audit Committee Financial Expert" as that term is defined under SEC regulations. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College, and has been a Certified Public Accountant in New York State since 1972.

         All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are elected.

DIRECTOR INDEPENDENCE

         We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of one non-employee member of our Board of Directors, John
C. Rudy. The Board of Directors has determined that:

   (1) Mr. Rudy qualifies as an "Audit Committee Financial Expert" as that term is defined in the instructions to Item 407 (d)(5) of Regulation S-B;

   (2) Mr. Rudy is "independent" as that term is defined in the applicable rules and regulations of the American Stock Exchange (AMEX) and the Securities and Exchange Commission (SEC); and,

   (3)   Mr. Rudy is financially literate.

         On February 11, 2008, the Company received notice from the American Stock Exchange that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the AMEX Company Guide, which require that the Company must maintain a Board of Directors comprised of a majority of independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. In its notice, the American Stock Exchange gave the Company until May 12, 2008 to regain compliance with continued listing standards.

         The Company has been seeking to fill vacancies on its Board of Directors and audit committee caused by the resignations of two independent directors during January, 2008 and will continue to seek to fill such vacancies in response to the American Stock Exchange's notice described above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2007. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of
Section 16(a).

CODE OF ETHICS

         We adopted a Code of Ethical Conduct, effective July 2004, which is applicable to all of our directors, executive officers, and employees, including our President and Chief Financial Officer. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. Our Code of Ethical Conduct has been filed with the SEC and is posted on our website at www.empirenow.com under the "Corporate Governance" section. We will also provide at no charge a copy of the Code of Ethical Conduct to any person upon written request addressed to our President and Chief Executive Officer, Don Wojnowski, at our principal executive office, located at Jesup & Lamont, Inc., 2170 West State Road 434, Suite 100, Longwood, Florida 32779.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2007 and 2006 by our (i) principal executive officer, and (ii) executive officers other than the principal executive officer, whose salaries for 2007 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executive Officers"). No other compensation was paid to any such officers, other than the compensation set forth below.

                                                     SUMMARY COMPENSATION TABLE

                                                                                            Nonqualified
                                                                             Non-Equity       Deferred
Name and                                             Stock     Option      Incentive Plan   Compensation    All Other
Principal                        Salary     Bonus    Awards   Awards (7)    Compensation      Earnings     Compensation     Total
Position                  Year     ($)       ($)      ($)        ($)            ($)             ($)            ($)           ($)
-----------------------   ----   -------   -------   ------   ----------   --------------   ------------   ------------   ---------
Donald A. Wojnowski Jr.   2007   257,500   382,588    9,366          -           -               -             8,692        658,146
President, CEO &          2006   240,000   187,150        -    134,178           -               -             6,947        568,275
Director (1)

James M. Matthew          2007   199,992         -        -    162,240           -               -             1,666        363,898
CFO & Secretary (2)       2006    93,750    19,339        -     66,521           -               -            11,181        190,791

Kevin A. Carreno          2007    62,500         -    6,111      6,210           -               -                 -         74,821
COO (3)

Stephen J. DeGroat        2007   240,000   799,514        -    441,763           -               -            16,345      1,497,622
Chairman & CEO of (4)     2006    40,000         -        -    124,483           -               -             2,687        167,170
Jesup

William F. Moreno         2007   231,250         -        -    236,210           -               -            16,556        484,016
President of              2006    35,000         -        -     67,030           -               -             2,760        104,790
Jesup (5)

Steven M. Rabinovici      2007   165,000    40,000        -          -           -               -             6,166        211,166
Chairman & Director (6)   2006   120,000    60,772        -     63,144           -               -             2,319        246,235

(1) Mr. Wojnowski served as Vice President of Business Development from September 1999 through February 2004 and was elected as President in June 2004 and elected Chief Executive Officer in July 2005. The bonus amount for Mr. Wojnowski includes commissions totaling $342,588 and $187,150 for 2007 and 2006 respectively, resulting from trading revenues. All other compensation for Mr. Wojnowski consists of Company paid health care insurance and 401K contribution.

(2) Mr. Matthew was elected as Chief Financial Officer and Secretary in May 2006. All other compensation for Mr. Matthew consists of Company paid health care insurance and relocation expenses.

(3) Mr. Carreno joined the Company in November 2007.

(4) Mr. DeGroat joined the Company in November 2006 through the acquisition of JLSC. The bonus amount for Mr. DeGroat for 2007 includes commissions totaling $799,514 resulting from investment banking revenues. All other compensation for Mr. DeGroat consists of Company paid health care insurance and car allowance.

(5) Mr. Moreno joined the Company in November 2006 through the acquisition of JLSC. All other compensation for Mr. Moreno consists of car allowance.

(6) Mr. Rabinovici was elected Director of Empire Financial Holding Company pursuant to a stock purchase agreement of March 8, 2005 and took office as Director on May 23, 2005. He was elected Chairman of the Board in July, 2005 and in that position acts in a similar capacity to JLI's Chief Executive Officer.

(7) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan, including the effects for which would have been calculated under FAS 123(R) had it been adopted prior to 2007. The amounts reflected for Messrs DeGroat and Moreno were included in the purchase price of JLSC under the purchase accounting method. The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2007, of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

EMPLOYMENT AGREEMENTS

         On September 21, 2007, the Company entered into an employment agreement with Donald A. Wojnowski. The employment agreement extends through May 31, 2010 and automatically renews on a monthly basis thereafter. Pursuant to his employment agreement, Donald A. Wojnowski was retained as President and Chief Executive Officer and his total compensation is $300,000 per year plus bonus, which may be correlated to trading income, and annual stock grant. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

         On August 2, 2006, the Company entered into a one year employment agreement with Steven M. Rabinovici. The employment agreement extended through June 1, 2007 and automatically renews on a monthly basis. The agreement can be terminated by either party with 90 days notice. Pursuant to his employment agreement, Steven M. Rabinovici was retained as a director and Chairman of the Board and his total compensation is $120,000 per year plus bonus. The agreement was amended in January 2007 to increase the annual compensation to $240,000 per year plus bonus, and re-amended May 2007 to reduce the annual compensation to $120,000 per year plus bonus. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

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

         On November 7, 2007, the Company entered into a three year employment agreement with Kevin A. Carreno. The employment agreement extends through November 6, 2010. Pursuant to his employment agreement, Kevin A. Carreno was retained as Chief Operating Officer and his total compensation is $250,000 per year plus bonus. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

         On November 10, 2006, the Company entered into an employment agreement with Stephen J. DeGroat. The employment agreement extends through September, 2009 and automatically renews on a monthly basis. Pursuant to his employment agreement, Stephen J. DeGroat was retained as Chairman and CEO of JLSC and his total compensation is $240,000 per year plus bonus. The agreement calls for the Company to also provide health care, car allowance, 401K and any other benefits that the Company may provide to its employees.

         On November 10, 2006, the Company entered into an employment agreement with William F. Moreno. The employment agreement extends through September, 2009 and automatically renews on a monthly basis. Pursuant to his employment agreement, William F. Moreno was retained as President of JLSC and his total compensation was initially $210,000 per year plus bonus, which was subsequently amended to $240,000 per year plus bonus. The agreement calls for the Company to also provide car allowance, 401K and any other benefits that the Company may provide to its employees.

Outstanding Equity Awards at December 31, 2007

         The following table includes certain information with respect to the value of all unexercised options previously awarded, stock that has not vested, and equity incentive plan awards to our Named Executive Officers.

                                            OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                            --------------------------------------------

                                          OPTION AWARDS                                               STOCK AWARDS
                ------------------------------------------------------------------   --------------------------------------------
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                  Market   Equity        Plan
                                                                                                  Value    Incentive     Awards:
                                                                                                  of       Plan          Market or
                                              Equity                                              Shares   Awards:       Payout
                                              Incentive                                           or       Number of     Value of
                                              Plan Awards:                                        Units    Unearned      Unearned
                Number of     Number of       Number of                              Number of    of       Shares,       Shares,
                Securities    Securities      Securities                             Shares or    Stock    Units or      Units or
                Underlying    Underlying      Underlying                             Units of     That     Other         Other
                Unexercised   Unexercised     Unexercised    Option                  Stock        Have     Rights That   Rights
                Options       Options         Unearned       Exercise   Option       That Have    Not      Have Not      That Have
                (#)           (#)             Options        Price      Expiration   Not Vested   Vested   Vested        Not Vested
Name            Exercisable   Unexercisable   (#)            ($)        Date         (#)          ($)         (#)           (#)
                                   (1)                                                             (2)
-------------   -----------   -------------   ------------   --------   ----------   ----------   ------   -----------   ----------
Donald A.         125,000              -           -           2.00     6/15/2013       64,844     40,203       -             -
Wojnowski Jr.     300,000              -           -           2.00     6/1/2015          -          -          -             -

James M.           25,000         25,000           -           4.85     5/9/2011          -          -          -             -
Matthew            75,000         75,000           -           3.38     8/24/2011         -          -          -             -

Kevin A.                -        200,000           -           1.21     11/7/2012      100,000     62,000       -             -
Carreno

Stephen J.        108,333        216,667           -           4.67     11/10/2016        -          -          -             -
DeGroat                 -         40,639           -           2.73     2/28/2012         -          -          -             -

William F.         58,333        116,667           -           4.67     11/10/2016        -          -          -             -
Moreno                  -         19,361           -           2.73     2/28/2012         -          -          -             -

Steven M.         200,000              -           -           2.00     6/1/2015          -          -          -             -
Rabinovici

(1) The unexercisable options generally vest over a 2 - 3 year period from date of grant.

(2) The market value is based on $0.62 per share which was the closing price of the Company's stock on March 12, 2008. The unvested portion of stock awards vest from 1 - 3 years.

         The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2007. Except as listed below, no other compensation was paid to our Directors.

                                        DIRECTOR COMPENSATION
                                        ---------------------

                                                Non-Equity     Non-Qualified
                Fees Earned                     Incentive      Deferred        All
                or Paid in    Stock    Option   Plan           Compensation    Other
                Cash          Awards   Awards   Compensation   Earnings        Compensation   Total
Name            ($)           ($)      ($)(1)   ($)            ($)             ($)             ($)
-------------   -----------   ------   ------   ------------   -------------   ------------   ------
Bradley L.         9,000        -      56,959        -               -              -         65,959
Gordon (2)

John C. Rudy       9,000        -      57,235        -               -              -         66,235

Kirk M.            9,000        -      57,235        -               -              -         66,235
Warshaw (2)

(1) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan, including the effects for which would have been calculated under FAS 123(R) had it been adopted prior to 2007. The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2007, of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

(2) Mr. Warshaw resigned from the Board of Directors effective January 11, 2008, and Mr. Gordon resigned from the Board of Directors effective January 27, 2008.

Our directors' compensation plan for 2007 was as follows:

COMPENSATION. Non-affiliated directors receive annual compensation in the amount of (i) $5,000 per year in cash to be paid by the Company quarterly in arrears (pro-rated for partial periods served by any non-affiliate director), (ii) $500 in cash for attendance at meetings of the Board of Directors and (iii) $250 in cash for attendance at meetings of any committees of the Board of Directors. However, neither affiliated directors nor directors who are also employed by the Company receive any fee or compensation for their services as directors. All members of the Board of Directors receive reimbursement for reasonable travel-related expenses actually incurred in connection with their attendance at meetings of the Board of Directors.

OPTIONS. Directors are eligible to receive options under our Amended and Restated 2000 Incentive Compensation Plan and 2007 Incentive Compensation Plan. Additionally, upon a person's election as a non-affiliated director, such non-affiliated director is automatically granted an option to purchase 25,000 shares of our common stock or more, at the discretion of management, as well as an automatic annual grant of an option to purchase 25,000 shares of our common stock on each anniversary of the date such non-affiliated director was first elected as one of our directors.

Effective May 1, 2008, our directors' compensation plan will be as follows:

COMPENSATION. Non-affiliated directors receive annual compensation in the amount of (i) $10,000 per year in cash to be paid by the Company quarterly in arrears (pro-rated for partial periods served by any non-affiliate director), (ii) $1,000 in cash for attendance at meetings of the Board of Directors and (iii) $500 in cash for attendance at meetings of any committees of the Board of Directors. The Chairman of the Audit Committee receives an additional $20,000 per year in cash to be paid by the Company quarterly in arrears. However, neither affiliated directors nor directors who are also employed by the Company receive any fee or compensation for their services as directors. All members of the Board of Directors receive reimbursement for reasonable travel-related expenses actually incurred in connection with their attendance at meetings of the Board of Directors.

OPTIONS. Directors are eligible to receive options under our Amended and Restated 2000 Incentive Compensation Plan and 2007 Incentive Compensation Plan. Upon a person's election as a non-affiliated director, such non-affiliated director is automatically granted an option to purchase 100,000 shares of our common stock or more, at the discretion of management, as well as an automatic annual grant of an option to purchase 100,000 shares of our common stock on each anniversary of the date such non-affiliated director was first elected as one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

RECENT DEVELOPMENTS

         On April 9, 2008, the Company entered into binding Subscription Agreements to sell 7,739,938 shares of its Common Stock, par value $0.01 per share, at a price of $0.646 per share, the closing price of the Company's common stock on April 9, 2008, for an aggregate amount of $5,000,000. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. The closing of the transaction is subject to fulfillment of certain usual conditions.

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

VOTING SECURITIES

         Our voting securities on April 22, 2008 consisted of 12,919,004 shares of common stock, of which 11,296,286 shares are issued and outstanding and 1,622,718 shares have been subscribed but not yet issued; 7,062 shares of Series C Preferred Stock, entitled to an aggregate of 353,100 votes; 819,987 shares of Series F Preferred Stock, entitled to an aggregate of 819,987 votes; and 1,688 shares of Series G Preferred Stock, entitled to an aggregate of 2,481,360 votes. The following table shows as of April 22, 2008, the amount of voting securities beneficially owned by:

  (i) each of our Named Executive officers (as defined in the Summary Compensation Table above),

  (ii)   each of our directors

  (iii)  all of our directors and executive officers as a group and

  (iv) each person known by us to beneficially own more than 5% of the total combined voting power of all voting securities.

         Unless otherwise stated, the address of each holder is c/o Jesup & Lamont, Inc., 2170 West State Road 434, Suite 100, Longwood, Florida 32779.

         Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder.

                                            Number of Shares       Percentage of
Name of Beneficial Owner (1)             Beneficially Owned (2)     Outstanding
-------------------------------------    ----------------------    -------------

Donald A. Wojnowski Jr. (3) .........            625,860                3.7%
Steven M. Rabinovici (6,7) ..........          5,381,962               30.6%
John C. Rudy (4) ....................            135,000                0.8%
James M. Matthew (7) ................            125,000                0.8%
Kevin A. Carreno (8) ................                  -                  -%
Stephen J. DeGroat (9) ..............            632,451                3.8%
William F. Moreno (10) ..............            308,021                1.9%
The Gagne First Revocable Trust (5,6)          1,002,676                6.0%
EFH Partners, LLC (11,12) ...........          5,181,962               29.5%
Steven A. Horowitz (12) .............          5,384,462               32.1%
Paul H. Brown (13) ..................          3,342,984               18.5%
Daniel J. Barnett (14) ..............          1,262,110                7.3%
Harvey McGrath (15) .................          1,240,680                7.2%

All directors and executive
officers as a group (seven
individuals) ........................          7,208,294               39.1%
_________

(1)      The addresses of the persons named in this table are as follows: Donald
         A. Wojnowski, Steven M. Rabinovici, James M. Matthew, and Kevin A. Carreno, 2170 West State Road 434, Suite 100, Longwood, Florida 32779; John C. Rudy, 245 Main Street, Suite 2N, Matawan, NJ 07747; Kevin Gagne, 1911 Lake Markham Preserve Trail, Sanford, Fl 32771; Steven A. Horowitz, 400 Garden City Plaza, Garden City, NY 11530; EFH Partners, LLC, 405 Park Avenue, Suite 1401, New York, NY 10022; The Gagne First Revocable Trust, 1911 Lake Markham Preserve Trail, Sanford, Fl 32771; Stephen J. DeGroat and William F. Moreno, Jesup & Lamont Securities Corporation, 650 Fifth Avenue New York, NY 10019; Paul H. Brown, Le Panorama AB, 57 Rue Grimaldi, MC 98000, Monaco; Daniel J. Barnett, 297 Asharoken Avenue, Northport, NY 11768; and Harvey McGrath, c/o Windels Marx Lane & Mittendorf LLP, 156 West 56th Street, New York, NY 10019.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from April 22, 2008 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from April 22, 2008 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options, warrants and convertible securities exercisable or convertible within 60 days from April 22, 2008 held by the named individual, divided by 16,573,451 outstanding shares on April 22, 2008 plus those shares underlying options, warrants and convertible securities exercisable or convertible within 60 days from April 22, 2008 held by the named individual or the group.

(3) Mr. Wojnowski owns options to purchase 425,000 shares of common stock at $2.00 per share, all of which are exercisable within 60 days from April 22, 2008. Mr. Wojnowski also owns 64,844 shares of restricted common stock, none of which are vested within 60 days from April 22, 2008.

(4) Mr. Rudy owns options that are currently eligible to purchase 50,000 shares of our common stock at $2.05 per share, 10,000 shares at $2.82 per share, and 75,000 shares of our common stock at $1.42 per share, all of which are exercisable within 60 days from April 22, 2008.

(5) Investment making authority for the Gagne First Revocable Trust is vested in Kevin M. Gagne, Trustee. Mr. Gagne is a former chief executive officer and director of Empire Financial Holding Company. The Gagne First Revocable Trust is record owner of 640,076 shares of our common stock, 400,000 of those shares are subject to options granted by The Gagne First Revocable Trust to EFH Partners, LLC, to purchase each of those shares at an exercise price of $1.75 per share. A further 150,000 of those shares are subject to options granted by The Gagne First Revocable Trust to EFH Partners, LLC, to purchase each of those shares at an exercise price of $2.25 per share. The total 550,000 shares underlying those options are also covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote these shares on all matters, except that without the approval of The Gagne First Revocable Trust, these shares may not be voted in favor of
         (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. In addition, the Gagne First Revocable Trust's beneficial ownership includes 7,062 shares of Series C Preferred Stock, currently convertible into 353,100 shares of our common stock, and warrants, currently exercisable, to purchase 9,500 shares of our common stock at $5.46 per share.

(6) Includes options, currently exercisable, to purchase 200,000 shares of our common stock at $2.00 per share. As one of two Managing Members of EFH Partners, LLC, jointly with Steven M. Horowitz, Steven M. Rabinovici also has shared dispositive and voting power with respect to 4,371,962 shares of our common stock owned of record by EFH Partners, LLC, and shared dispositive power with respect to (a) warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share; (b) warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share; (c) options to purchase 400,000 shares of our common stock, at an exercise price of $1.75 per share, and (d) options to purchase 150,000 shares of our common stock, at an exercise price of $2.25 per share. Mr. Rabinovici also has shared voting power with respect to the shares underlying (c) and (d) above, which are covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote theses shares on all matters, except that without the approval of the Gagne First Revocable Trust, these shares may not be voted in favor of (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. (See footnote 5 above and footnotes 11 and 12 below). Warrants or options for a total of 1,010,000 of these shares are exercisable within 60 days from April 22, 2008. Mr. Rabinovici disclaims beneficial ownership of any share beneficially owned by EFH Partners, LLC, except to the extent of his pecuniary interest in such shares.

(7) Mr. Matthew owns options to purchase 50,000 shares of common stock at $4.85 per share and 150,000 shares at $3.38 per share, of which 125,000 shares are exercisable within 60 days from April 22, 2008.

(8) Mr. Carreno owns options to purchase 200,000 shares of common stock at $1.21 per share, none of which are exercisable within 60 days from April 22, 2008. Mr. Carreno also owns 100,000 shares of restricted common stock, none of which are vested within 60 days from April 22, 2008.

(9) Mr. DeGroat owns options to purchase 325,000 shares of common stock at $4.67 per share, and 40,639 shares of common stock at $2.73 per share, of which 108,333 shares are exercisable within 60 days from April 22, 2008.

(10) Mr. Moreno owns options to purchase 175,000 shares of common stock at $4.67 per share, and 19,361 shares of common stock at $2.73 per share, of which 58,333 shares are exercisable within 60 days from April 22, 2008.

(11) Includes warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share and warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share. Also includes options, currently exercisable, to purchase (i) 400,000 shares of our common stock at an exercise price of $1.75 per share, and (ii) 150,000 shares of our common stock, at an exercise price of $2.25 per share. The shares underlying these options are held of record by The Gagne First Revocable Trust, and are also covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote these shares on all matters, except that without the approval of The Gagne First Revocable Trust, these shares may not be voted in favor of
         (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. EFH Partners, LLC is an affiliated entity and a major shareholder. Steven
         M. Rabinovici, our Chairman, is one of its two managing members. Investment making authority for the EFH Partners, LLC is vested in Steven M. Rabinovici and Steven M. Horowitz, managing members. EFH Partners, LLC, purchased the stock in the ordinary course of business, and at the time of purchase of the stock to be resold, had no agreements or understandings directly or indirectly with any person to sell the stock.

(12) Steven A. Horowitz, as one of two Managing Members of EFH Partners, LLC, jointly with Steven M. Rabinovici, has shared dispositive and voting power with respect to 4,371,962 shares of our common stock owned of record by EFH Partners, LLC, and shared dispositive power with respect to (a) warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share; (b) warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share; (c) options to purchase 400,000 shares of our common stock, at an exercise price of $1.75 per share, and (d) options to purchase 150,000 shares of our common stock, at an exercise price of $2.25 per share. Mr. Horowitz also has shared voting power with respect to the shares underlying (c) and (d) above, which are covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote theses shares on all matters, except that without the approval of the Gagne First Revocable Trust, these shares may not be voted in favor of
         (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. (See footnote 5, 6 and 11 above). Warrants or options for a total of 810,000 of these shares are exercisable within 60 days from April 22, 2008. Mr. Horowitz, jointly with Lynn Diamond, as trustees of 3111 Broadway Reality Corp. Charitable Remainder Trust, has dispositive power with respect to warrants, currently exercisable to purchase 140,000 shares of our common stock at $3.10 per share, and warrants, currently exercisable, to purchase 62,500 shares of our common stock at $5.46 per share, beneficially owned by 3111 Broadway Reality Corp. Charitable Remainder Trust. Mr. Horowitz disclaims beneficial ownership of any shares beneficially owned by EFH Partners, LLC and 3111 Broadway Reality Corp. Charitable Remainder Trust, except to the extent of his pecuniary interest in such shares.

(13) Mr. Brown's beneficial ownership includes the following securities: (a) 574,416 shares of common stock that have not been issued; (b) warrants that have not been issued, currently exercisable, to purchase 287,208 shares of common stock at $1.40 per share, owned by Sofisco Nominees Limited; (c) 844 shares of Series G Preferred Stock, currently convertible into 1,240,680 shares of common stock; and (d) warrants to purchase 1,240,680 shares of common stock at $0.816 per share, owned by Impala Nominees Limited. Sofisco Nominees Limited and Impala Nominees Limited are legally entitled to those securities pursuant to executed and fully paid subscription agreements. Mr. Brown, as the sole director of Sofisco Nominees Limited and Impala Nominees Limited, has voting and investment authority with respect to securities owned by those entities, and therefore may be deemed to be the indirect beneficial owner of those securities. Mr. Brown disclaims beneficial ownership of securities owned by Sofisco Nominees Limited and Impala Nominees Limited, except to the extent of his pecuniary interest therein, if any.

(14) Mr. Barnett's beneficial ownership includes the following securities owned by Harvco, LLC: 422 shares of Series G Preferred Stock, currently convertible into 620,340 shares of common stock and warrants to purchase 620,340 shares of common stock at $0.816 per share. Mr. Barnett, as the sole member and manager of Harvco, LLC, has voting and investment authority with respect to securities owned by that entity, and therefore may be deemed to be the indirect beneficial owner of those securities.

(15)     Mr. McGrath's beneficial ownership includes the following securities:
         (a) 422 shares of Series G Preferred Stock, currently convertible into 620,340 shares of common stock; and (b) warrants to purchase 620,340 shares of common stock at $0.816 per share.

         For information regarding securities authorized under our equity compensation plan, see Item 5, "Equity Compensation Plan Information".


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

At December 31, 2007, prepaid expenses and other assets included loans receivable from officers of our subsidiary, JLSC totaling $629,523. These loans were acquired as part of the acquisition of JLSC and have been offset against the note payable issued as part of the purchase price.

DIRECTOR INDEPENDENCE

         The Board has determined that John C. Rudy (the "Independent Director") is independent as that term is defined in the listing standards of the AMEX. As disclosed above, the Independent Director is the sole member of the Audit Committee and is independent pursuant to the standards applicable to audit committee members under AMEX listing standards. John C. Rudy is the sole member of the Compensation Committee and is independent pursuant to the standards applicable to compensation committee members under AMEX listing standards.

         In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2007, disclosed in "Item 10 - Executive Compensation - Director Compensation" above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

ITEM 13. EXHIBITS
-----------------

Exhibit No.  Description of Exhibit
-----------  ----------------------

3(i)(a)      Articles of Incorporation (1)

3(i)(b)      Amendment to Articles of Incorporation effective January 2, 2008
             (18)

3(ii)        Bylaws, as amended (2)

4.1          Form of Common Stock Certificate (1)

4.2 Articles of Amendment designating Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock dated May 19, 2005 (3)

4.3 Articles of Amendment designating Series F Convertible Preferred Stock dated March 13, 2007 (4)

4.4 Articles of Amendment designating Series G Convertible Preferred Stock, effective March 28, 2008 (18)

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

21.1         Subsidiaries of the Company (18)

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

(18) Incorporated by reference from the exhibits filed with the Company's initial filing of this Annual Report on Form 10-KSB on March 31, 2008.

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


                                       JESUP & LAMONT, INC.


Dated    April 28, 2008                By: /s/ Donald A. Wojnowski Jr.
                                       -------------------------------
                                       Donald A. Wojnowski Jr., President
                                       (Principal Executive Officer)


Dated    April 28, 2008                By: /s/ James M. Matthew
                                       -----------------------
                                       James M. Matthew, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                    Title                             Date

/s/ Donald A. Wojnowski Jr.   President and Director,           April 28, 2008
---------------------------   (Principal Executive Officer)
Donald A. Wojnowski Jr.

/s/ James M. Matthew          Chief Financial Officer,          April 28, 2008
--------------------          (Principal Financial Officer and
James M. Matthew              Principal Accounting Officer)

/s/ John C. Rudy              Director                          April 28, 2008
----------------
John C. Rudy

/s/ Steven M. Rabinovici      Director                          April 28, 2008
------------------------
Steven M. Rabinovici

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