Form 10-Q
period 2008-03-31
JESUP & LAMONT, INC.
filed 2008-05-15
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________________ to ______________________

Commission File Number:  1-31292

                              JESUP & LAMONT, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    FLORIDA                               59-3627212
                    -------                               ----------
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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2008 there were 11,357,822 shares of common stock, par value $.01 per share, outstanding.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statements of Financial Condition as of
         March 31, 2008 and December 31, 2007 ............................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 2008 and 2007 ...................................     4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2008 and 2007 ............................     5

         Notes to Condensed Consolidated Financial Statements ............  6-20

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 21-25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......    26

Item 4T. Controls and Procedures .........................................    26


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    26

Item 1A. Risk Factors ....................................................    26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    27

Item 3.  Defaults Upon Senior Securities .................................    28

Item 4.  Submission of Matters to a Vote of Security Holders .............    28

Item 5.  Other Information ...............................................    28

Item 6.  Exhibits ........................................................    28

Signatures ...............................................................    29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               JESUP & LAMONT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                     March 31,        December 31,
                                                                       2008               2007
                                                                   ------------       ------------
                                                                    (Unaudited)
Assets:

  Cash and cash equivalents .................................      $    253,059       $    535,536
  Marketable securities owned, at market value ..............         1,870,262          5,178,988
  Securities not readily marketable, at estimated fair value          1,724,930          1,229,659
  Commissions receivable from clearing organizations ........         1,669,140          1,672,328
  Other receivables .........................................         1,895,699            795,030
  Deposits at clearing organizations ........................         4,406,585          4,177,837
  Furniture and equipment, net ..............................           555,251            619,153
  Prepaid expenses and other assets .........................         1,419,236          1,671,215
  Deferred tax assets .......................................         2,117,000          2,117,000
  Notes receivable ..........................................         1,156,138            979,221
  Intangible assets, net ....................................        17,536,311         17,576,493
                                                                   ------------       ------------

    Total assets ............................................      $ 34,603,611       $ 36,552,460
                                                                   ============       ============

Liabilities and stockholders' equity

Liabilities:

  Line of credit payable ....................................      $          -       $  1,999,450
  Accounts payable, accrued expenses and other liabilities ..         5,466,763          4,992,314
  Due to clearing organizations .............................         4,227,963          7,689,830
  Securities sold, but not yet purchased, at market value ...           493,186            522,771
  Notes payable .............................................        11,614,593          9,766,176
                                                                   ------------       ------------

    Total liabilities .......................................      $ 21,802,505       $ 24,970,541
                                                                   ------------       ------------

Commitments and contingencies

Stockholders' equity:

  Convertible preferred stock, series C and F $.01 par value,
    1,000,000 shares authorized, 7,062 shares of Series C and
    819,987 shares of Series F issued and outstanding .......      $      8,270       $      8,270
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    11,296,286 shares issued and outstanding ................           112,963            111,065
  Stock subscribed ..........................................         4,000,000          2,000,000
  Additional paid-in capital ................................        26,497,381         26,324,579
  Accumulated deficit .......................................       (17,817,508)       (16,861,995)
                                                                   ------------       ------------


    Total stockholders' equity ..............................      $ 12,801,106       $ 11,581,919
                                                                   ------------       ------------

    Total liabilities and stockholders' equity ..............      $ 34,603,611       $ 36,552,460
                                                                   ============       ============

             See accompanying notes to the condensed consolidated financial statements.

                                                 3

                JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                   March 31,         March 31,
                                                     2008              2007
                                                 ------------      ------------

Revenues:
  Commissions and fees .....................     $  7,646,297      $  9,945,163
  Trading income ...........................        2,703,390         2,261,125
  Investment banking income ................        1,404,787         1,593,324
  Net gains on securities received for
   investment banking services .............          236,185           160,023
                                                 ------------      ------------

                                                   11,990,659        13,959,635
                                                 ------------      ------------

Expenses:
  Employee compensation and benefits .......        2,679,168         4,037,024
  Commissions and clearing costs ...........        7,983,779         9,215,802
  General and administrative ...............        1,679,961         1,952,530
  Communications and data processing .......          252,552           221,104
                                                 ------------      ------------

                                                   12,595,460        15,426,460
                                                 ------------      ------------

Loss from operations .......................         (604,801)       (1,466,825)

Other income (expenses):
  Interest income ..........................           11,708            21,138
  Interest expense .........................         (315,687)         (608,709)
                                                 ------------      ------------

                                                     (303,979)         (587,571)
                                                 ------------      ------------

Loss before income taxes ...................         (908,780)       (2,054,396)
  Less: Provision for income taxes .........                -                 -
                                                 ------------      ------------
  Net loss .................................         (908,780)       (2,054,396)

  Preferred stock dividends ................          (46,733)          (34,033)
                                                 ------------      ------------

  Net loss applicable to common shareholders     $   (955,513)     $ (2,088,429)
                                                 ============      ============


Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .......     $      (0.09)     $      (0.20)
                                                 ============      ============

    Loss per share diluted .................     $      (0.09)     $      (0.20)
                                                 ============      ============

    Weighted average shares outstanding:
      Basic ................................       11,141,907        10,519,933
                                                 ============      ============

      Diluted ..............................       11,141,907        10,519,933
                                                 ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                     JESUP & LAMONT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              THREE MONTHS       THREE MONTHS
                                                                                  ENDED              ENDED
                                                                                March 31,          March 31,
                                                                                  2008               2007
                                                                              ------------       ------------
Cash flows from operating activities

  Net loss .............................................................      $   (908,780)      $ (2,054,396)
                                                                              ------------       ------------
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization ......................................            96,363            153,418
    Amortization of customer lists .....................................            40,182             28,932
    Amortization of note discount ......................................            23,967             23,967
    Unrealized net (gain) loss on trading securities ...................          (106,292)           797,272
    Stock compensation expense .........................................           174,699            106,331
    Amortization of debt discount ......................................                 -            254,323
    Unrealized gains on securities received for investment banking
     services ..........................................................          (495,271)          (160,023)

  (Increase) decrease in operating assets:
    Commissions receivable from clearing organizations .................             3,188          1,081,894
    Deposits at clearing organizations .................................          (228,748)           (16,788)
    Other receivables ..................................................        (1,100,669)         1,155,105
    Marketable trading account securities, net .........................         3,415,018            384,844
    Prepaid expenses and other assets ..................................           251,979         (2,274,636)
    Due from employees .................................................                 -            (65,467)

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ...........           427,717         (1,479,759)
    Due to clearing organizations ......................................        (3,461,867)           910,166
    Securities sold, not yet purchased .................................           (29,585)          (836,230)
                                                                              ------------       ------------

      Total adjustments ................................................          (989,319)            63,349
                                                                              ------------       ------------

      Cash used by operating activities ................................        (1,898,099)        (1,991,047)

Cash flows from investing activities
  Purchases of furniture and equipment .................................           (32,461)          (124,103)
  Payments on notes receivable .........................................            38,083             42,652
  Issuance of notes receivable .........................................          (215,000)                 -
                                                                              ------------       ------------

    Total cash used by investing activities ............................          (209,378)           (81,451)
                                                                              ------------       ------------

Cash flows from financing activities
  Payments of notes payable ............................................          (175,000)        (3,681,488)
  Proceeds from issuance of notes payable ..............................                 -          6,387,158
  Proceeds from preferred stock subscribed .............................         2,000,000                  -
  Proceeds from sale of stock ..........................................                 -            895,276
  Proceeds from line of credit .........................................                 -          1,800,000
  Dividends paid on preferred stock ....................................                 -            (88,305)
  Fees and commissions paid for sale of stock ..........................                 -           (174,662)
                                                                              ------------       ------------

    Total cash provided by financing activities ........................         1,825,000          5,137,979
                                                                              ------------       ------------

  Net increase (decrease) in cash and cash equivalents .................          (282,477)         3,065,481

  Cash and cash equivalents at beginning of period .....................           535,536            990,085
                                                                              ------------       ------------

  Cash and cash equivalents at end of period ...........................      $    253,059       $  4,055,566
                                                                              ============       ============

Supplemental cash flow information:

  Interest paid ........................................................      $    315,687       $    347,063
                                                                              ============       ============

Supplemental disclosures of non-cash investing and financing activities:
  Conversion of preferred stock to common ..............................      $          -       $    199,992
                                                                              ============       ============
  Accrued preferred stock dividends, net of payments ...................      $     46,733       $     34,033
                                                                              ============       ============
  Acquisition of Long Island Office:
    Cancellation of note ...............................................      $          -       $  4,162,856
    Accrued liabilities ................................................      $          -       $    471,068
                                                                              ------------       ------------
                                                                              $          -       $  4,633,924
                                                                              ============       ============
  Issuance of stock to pay liability ...................................      $          -       $    632,000
                                                                              ============       ============
  Notes converted to common stock ......................................      $          -       $     50,000
                                                                              ============       ============
  Line of credit converted to note payable .............................      $  1,999,450       $          -
                                                                              ============       ============

                  See accompanying notes to the condensed consolidated financial statements.

                                                       5

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1. SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying interim consolidated financial statements of Jesup & Lamont, Inc. ("JLI") and its wholly owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC"), (collectively, the "Company")are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         INCOME TAXES. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided based on Management's assessment of the future amount to be realized.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

         In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 "Business Combinations" using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price, including acquisition costs, over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.

         STOCK BASED COMPENSATION. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No.
123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

Reclassifications

         Certain reclassifications have been made to prior period consolidated financial statements to conform to current period presentation.

2. STOCK BASED COMPENSATION

         During the three months ended March 31, 2008, the Company granted no options to acquire shares of the Company's common stock. The Company recorded a compensation charge of $174,699 for the three months ended March 31, 2008, relating to the amortization of the fair value associated with options previously granted.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the three months ending March 31, 2008 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

Expected dividend yield:  None
Risk free interest rate:  5.16%
Expected life:            3 - 5 years
Expected volatility:      58%

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                        Three months ended
                                                              March 31,
                                                    ---------------------------
                                                        2008            2007
                                                    ------------    -----------

Net loss applicable to common
 stockholders as reported .......................   $   (955,513)   $(2,088,429)

Subtract stock-based employee compensation
 expense related to stock options determined
 under fair value method ........................              -      (184,643)
                                                    ------------    -----------

   Pro forma ....................................   $   (955,513)   $(2,273,072)
                                                    ============    ===========
Net loss per share applicable to common
 stockholders:
   As reported:
     Basic: .....................................   $      (0.09)   $     (0.20)
                                                    ============    ===========
     Diluted: ...................................   $      (0.09)   $      0.20)
                                                    ============    ===========
   Pro forma:
     Basic: .....................................   $      (0.09)   $     (0.22)
                                                    ============    ===========
     Diluted: ...................................   $      (0.09)   $     (0.22)
                                                    ============    ===========

3. NOTES RECEIVABLE

         The Company has advanced funds to certain registered representatives in four Company owned offices. The notes receivable by location, were as follows:

                                                     March 31,      December 31,
                                                       2008             2007
                                                    ----------      -----------
         New York ...............................   $  200,000      $   200,000
         Boston .................................      488,833          273,833
         San Francisco ..........................      420,000          455,000
         Longwood ...............................       47,305           50,388
                                                    ----------      -----------
         Total notes receivable .................   $1,156,138      $   979,221
                                                    ==========      ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                      March 31,    December 31,
                                                        2008           2007
                                                    ------------   ------------
         Trademarks .............................   $  3,282,077   $  3,282,077
         Customer lists .........................      1,157,266      1,157,266
         Goodwill ...............................     13,272,165     13,272,165
                                                    ------------   ------------
                                                      17,711,508     17,711,508
                                                    ------------   ------------
         Less: accumulated amortization..........       (175,197)      (135,015)
                                                    ------------   ------------
                                                    $ 17,536,311   $ 17,576,493
                                                    ============   ============

         Amortization expense for intangible assets totaled $40,182 and $28,932 for the three months ended March 31, 2008 and 2007, respectively.

The estimated annual aggregate amortization expense related to amortizable intangible assets for 2008 and the five succeeding fiscal years are as follows:

                                   Year Ending
                                   December 31,
                                   ------------
                        2008 ...............     $160,728
                        2009 ...............      160,728
                        2010 ...............      160,728
                        2011 ...............      160,728
                        2012 ...............      160,728
                        2013 ...............      160,728

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

As part of our impairment tests, we performed sensitivity analyses with our principal assumptions. The impact on our estimated fair values of a 1% change in our principal assumptions approximated the following:

         Principal Assumption                                Amount
         --------------------                               --------
         Revenue growth rates ........................      $160,000
         Expense reduction as percentage of revenue...      $900,000
         Useful lives over which cash flows occur ....      $ 90,000
         Residual value at end of useful life ........      $ 10,000
         Weighted average cost of capital ............      $750,000

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                      March 31,     December 31,
                                                        2008            2007
                                                     ----------     ------------
         Accrued payroll and taxes...............    $  889,421     $    994,948
         Accrued legal expenses .................     1,240,789        1,288,116
         Accrued commissions and management fees        544,652          119,548
         Accrued preferred stock dividends ......       272,674          226,099
         Stock subscription advance .............       517,000        1,017,000
         Accounts payable .......................     1,784,732          778,918
         Other accrued expenses .................       217,495          567,685
                                                     ----------     ------------
                                                     $5,466,763     $  4,992,314
                                                     ==========     ============

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

6. NOTES PAYABLE

Notes payable consisted of the following:

                                                       March 31,    December 31,
                                                         2008           2007
Convertible notes payable to investors, interest      -----------   ------------
 payable at 6.5% percent quarterly. Notes mature
 March 28, 2012. Notes convertible into common
 stock at $2.39 per share. .........................  $ 6,387,158   $ 6,387,158

Unsecured note payable to Jesup & Lamont Holding
 Corporation. Note accrues interest at four percent
 payable annually, and principal payable at maturity
 of October 1, 2011. ...............................    2,500,000     2,500,000

Note payable to bank (see note 7). .................    1,899,450             -

Subordinated note payable to EFH Partners, interest
 of twenty percent payable at maturity on February
 17, 2007. The note was extended to April 1, 2009 at
 four percent interest. ............................    1,000,000     1,000,000

Unsecured note payable to a Company registered
 Representative which accrues interest at five
 percent per annum. Principal and interest payable
 on demand. ........................................      171,534       246,533
                                                      -----------   -----------

Total principal payable. ...........................  $11,958,142   $10,133,691

Less: Unamortized discount on note to Jesup & Lamont
 Holding Corporation. ..............................     (343,549)     (367,515)
                                                      -----------   -----------

                                                      $11,614,593   $ 9,766,176
                                                      ===========   ===========

The annual maturities of principal on the notes payable are as follows:

                                   Year Ending
                                   December 31,
                                   ------------
                        2008 ...............  $   921,534
                        2009 ...............    2,149,450
                        2010 ...............            -
                        2011 ...............    2,500,000
                        2012 ...............    6,387,158
                                              -----------
                                              $11,958,142
                                              ===========

         Interest expense related to notes payable totaled $201,818 and $252,480 for the three months ended March 31, 2008 and 2007, respectively.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

         On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable. Under the new note payable, 100% of EFG's and JLSC's stock is still pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note carries interest at the Bank's Prime Rate plus 4% (10% at March 31, 2008). We paid $100,000 toward the principal on the note on March 31, 2008. The note calls for monthly interest payments. Repayments of principal are due as follows:

         Due Date                             Amount
----------------------------                ----------
May 1, 2008 ................                $  250,000
August 1, 2008 .............                $  250,000
November 3, 2008 ...........                $  250,000
January 29, 2009 ...........                $1,149,450

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

Equity market-making trading revenues consisted of the following:

                                                 Three months ended
                                                      March 31,
                                             -------------------------
                                                 2008          2007
                                             -----------   -----------

         Net realized gains and losses ....  $ 2,597,098   $ 3,058,397
         Unrealized gains .................      558,011       271,256
         Unrealized losses ................     (451,719)   (1,068,528)
                                             -----------   -----------
         Trading income, net ..............  $ 2,703,390   $ 2,261,125
                                             ===========   ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

9. INVESTMENT BANKING INCOME AND NET GAINS ON SECURITIES RECEIVED FOR INVESTMENT BANKING SERVICES

         Investment banking income consists of cash fees and warrants or other securities received as payment for our investment banking services. These warrants and other securities are included in securities not readily marketable. The Black-Scholes valuation model is used to estimate the fair value of the warrants and securities received. Investment banking revenues consisted of the following:

                                                Three months ended
                                                     March 31,
                                             -------------------------
                                                 2008          2007
                                             -----------   -----------

         Investment banking fees before
           warrants .......................  $   952,636   $ 1,593,324
         Fair value of warrants received ..      452,151             -
                                             -----------   -----------
         Investment banking income, net ...  $ 1,404,787   $ 1,593,324
                                             ===========   ===========

         The volatility of stock prices underlying these warrants and securities can result in significant price fluctuations in short periods of time. These fluctuations in the value of the warrants result in warrant gains or losses. Net gains on securities received for services consisted of the following:

                                                Three months ended
                                                     March 31,
                                             -------------------------
                                                 2008          2007
                                             -----------   -----------

         Realized gains ...................  $   193,065   $         -
         Unrealized gains .................       43,120       160,023
                                             -----------   -----------
                                             $   236,185   $   160,023
                                             ===========   ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

10. LOSS PER SHARE

         Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

Calculation of net loss per share is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------

Numerator for loss per share:
  Net loss .....................................   $   (908,780)   $ (2,054,396)
  Preferred stock dividends ....................   $    (46,733)   $    (34,033)
                                                   ------------    ------------
  Loss attributable to common stockholders .....   $   (955,513)   $ (2,088,429)

Denominator:
  Basic weighted-average shares ................     11,141,907      10,519,933
  Outstanding stock options ....................              -               -
  Outstanding warrants .........................              -               -
  Convertible securities .......................              -               -
                                                   ------------    ------------
  Diluted weighted-average shares ..............     11,141,907      10,519,933
                                                   ============    ============

Basic and diluted loss per share:
  Basic loss per share .........................   $      (0.09)   $      (0.20)
                                                   ============    ============

  Diluted loss per share .......................   $      (0.09)   $      (0.20)
                                                   ============    ============

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

  Warrants .....................................      3,426,680       3,664,180
  Stock options ................................      4,360,822       3,684,443
  Convertible preferred stock Series C .........        353,100         353,100
  Convertible preferred stock Series F .........        819,987         804,603
  Convertible notes ............................      2,672,437       2,672,437
  Common stock subscribed ......................      1,622,718               -
  Preferred stock subscribed ...................      2,481,360               -
  Warrants subscribed ..........................      3,292,719               -
                                                   ------------    ------------
                                                     19,029,823      11,178,763
                                                   ============    ============

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

11. EQUITY

         For the three months ended March 31, 2008, the Company recorded the following stock, equity warrant and convertible debenture transactions:

         As of March 3, 2008, the Company entered into binding Subscription Agreements to sell $2,000,000 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the Company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008. The Subscription Agreement also includes JLI's agreement to register all shares of the common stock underlying the units.Pursuant to the terms of the transaction, the Company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-KSB, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until the American Stock Exchange has approved their listing.

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

         At March 31, 2008, the Plans had outstanding options to purchase 4,360,822 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 4,360,822 options, 2,338,522 options were granted to employees, 960,000 were granted to officers who are not members of the Board of Directors, 625,000 were granted to officers who are members of the Board of Directors and 135,000 were granted to current outside members of the Board of Directors. nted to current outside members of the Board of Directors.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

12. INCOME TAXES

The federal and state income tax provisions are summarized as follows:

                                             Three months ended March 31,
                                                 2008            2007
                                               --------        --------
         Current
            Federal ...................        $      -        $      -
            State .....................               -               -
                                               --------        --------
                                                      -               -
                                               --------        --------
         Deferred
            Federal ...................               -               -
            State .....................               -               -
                                               --------        --------
                                                      -               -
                                               --------        --------
         Total provision (benefit) for
          Income taxes                         $      -        $      -
                                               ========        ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefit arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we recorded a valuation allowance totaling $3,963,000 at March 31, 2008. The components of the Company's deferred tax assets at March 31, 2008 were as follows:

         Deferred tax assets:
           Net operating loss carryforwards ............   $ 6,665,000
           Amortization of intangibles .................       562,000
                                                           -----------
           Deferred tax assets .........................     7,227,000
                                                           -----------
         Deferred tax liabilities:
           Value of warrants received for services .....      (690,000)
           Amortization of intangibles .................      (457,000)
                                                           -----------
           Deferred tax liabilities ....................    (1,147,000)
                                                           -----------
         Net deferred tax assets .......................     6,080,000
           Less:  Valuation allowance ..................    (3,963,000)
                                                           -----------
           Net deferred tax assets .....................   $ 2,117,000
                                                           ===========

         The Company has net operating loss carryforwards for federal tax purposes of approximately $16,663,000 which expire in years 2022 through 2027. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

13. COMMITMENTS AND CONTINGENCIES

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

         A former employee has filed a claim in the amount of $1 million against the Company alleging wrongful termination and breach of contract. The Company believes that the claim is totally without merit and it will be vigorously defended.

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

         A customer of a retail broker brought an arbitration claim against the Company for sales practice violations, negligence and breach of fiduciary duty. We settled the claim in March 2008 and paid $700,000. Of this amount, $350,000 was recovered from our insurance carrier, $250,000 has been recorded as receivables due from the broker and JLSC's previous owner, and $100,000 was expensed to operations in March 2008.

         A former Branch Manager has brought an arbitration proceeding claiming that he is due unpaid compensation of an unspecified amount. The Company disputes these allegations and is defending against the claim.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

         Effective April 28, 2008, the Company appointed B.J. Douek as its second independent director, and effective May 5, 2008, the Company appointed Alan Weichselbaum as its third independent director, thus meeting the independent director requirements for its Board of Directors and audit committee.

14. OFF BALANCE SHEET RISKS

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

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at March 31, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to March 31, 2008. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

15. CONCENTRATION OF CREDIT RISKS

         We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty.

         Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $100,000. We have not experienced any previous losses due to this policy.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

16. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

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

         At March 31, 2008, EFG reported net capital of $719,862, which was $250,862 above the required net capital of $469,000. At March 31, 2008, JLSC reported net capital of $498,628, which was $395,751 above the required net capital of $102,877.

         The ratio of aggregate indebtedness to net capital was 4.2 to 1 for EFG and 3.09 to 1 for JLSC. EFG and JLSC are exempt from Rule 15c3-3 under Paragraph
(k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

17. SUBSEQUENT EVENTS

Business Interruption

         On April 9, 2008, EFG was notified by FINRA that FINRA believed that EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 as of April 3, 2008. Accordingly, EFG had to cease conducting a securities business, other than liquidating transactions, while purportedly remaining out of compliance with FINRA's interpretation. According to the notification from FINRA, the net capital deficiency had occurred as a result of EFG's purported failure to account for an unsecured debit balance totaling $2,034,929 at April 3, 2008, in EFG's net capital computation. This debit balance was primarily due to balances owed by JLI to EFG's clearing firm, Penson Financial Services, Inc. ("Penson"). Before giving effect to the FINRA position, EFG had determined that its net capital at April 3, 2008 was $1,033,021, which exceeded the minimum net capital requirement by $564,021 (an excess amount challenged by FINRA). On April 10, 2008, the Company filed a notification under Exchange Act Rule 17a-11 with the SEC and FINRA, challenging the conclusions of FINRA.

         EFG resumed full operations of conducting its securities business on April 15, 2008. As part of its steps taken to remedy its purported net capital deficiency, as determined by FINRA, JLI entered into a $1,700,000 promissory note with Penson, EFG's clearing firm. This promissory note memorialized JLI's previous agreement with Penson which precludes Penson from collecting this note from EFG. The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity. The note was personally guaranteed by Mr. Steven Rabinovici, JLI's Chairman, and Mr. Donald Wojnowski, JLI's President and CEO. The note, as had been previously agreed with Penson, was also collateralized by warrants held by the Company and was further cross collateralized by all of the shares of JLI held by EFH Partners, Inc.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

         The temporary cessation of EFG's operations has caused significant harm to the Company as a whole. Although Management is rebuilding EFG's securities business, we cannot currently determine the long term impact of this business interruption.

         In April 2008, the Company filed an action in Palm Beach County Circuit Court seeking discovery of the supporting documents, reports and analysis that were relied upon by FINRA in making its determination.

Sale of Common Stock

         On April 9, 2008, JLI entered into binding Subscription Agreements to sell 7,739,938 shares of its Common Stock, par value $0.01 per share, at a price of $0.646 per share, the closing price of the Company's common stock on April 9, 2008, for an aggregate amount of $5,000,000. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. The closing of the transaction is subject to fulfillment of certain usual conditions. As of May 9, 2008, we had received $3,670,000 of the financing proceeds.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as previously filed with the Securities and Exchange Commission. Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

         This Form 10-Q contains statements about future events and expectations which are, "forward looking statements". Any statement in this Form 10-Q that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. and its wholly-owned subsidiaries as previously filed with the Securities and Exchange Commission.

         The terms "we" and "us" as used in this report refer to Jesup & Lamont, Inc. and its operating subsidiaries.

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

USE OF ESTIMATES

         Note 2 to our consolidated financial statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements for the periods presented. We believe that certain of our significant accounting policies are based on estimates and assumptions that require complex, subjective judgments which can materially impact reported results.

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

         Our goodwill was recorded for acquisitions which are less than two years old. We believe we have not nearly begun to realize the fair value of these acquisitions or the synergies which we believe will be realized from combining with our pre acquisition operations. For example, investment banking and the gains from warrants and other securities received from those services is becoming a primary line of business. Investment banking income and gains on securities received for those services for the years ended December 31, 2005 and 2004, totaled $266,410 and $0, respectively. However, investment banking income and gains on securities received for those services totaled $11,449,695 and $3,543,625 for the years ended December 31, 2007 and 2006, respectively, and $1,640,972 for the three months ended March 31, 2008.

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

         If the Company subsequently determines its goodwill and other intangible assets have been impaired, the Company may have to write off a portion or all of such goodwill and other intangible assets. If all goodwill and other intangible assets were written off, the Company would record a non cash loss approximating $17.5 million to operations and stockholders' equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

         There are no recently issued accounting pronouncements which are not yet effective which would have a material effect on our financial condition or results of operations.

RESULTS OF OPERATIONS:

         Three months ended March 31, 2008 compared to three months ended March 31, 2007:

Revenues:
---------

         Total revenues for the three months ended March 31, 2008 were $11,990,659, a decrease of $1,968,976, or 14%, over total revenues of $13,959,635 for the same period in 2007. This decrease is primarily due to the reasons described below:

         Commissions and fees revenues for the three months ended March 31, 2008 were $7,646,297, a decrease of $2,298,866 or approximately 23%, from our commissions and fees revenues of $9,945,163 for the comparable period in 2007. This decrease was due to adverse market conditions experienced by both our EFG and JLSC brokers. Commissions and fees revenues accounted for approximately 64% and 71%, of our total revenues for the three month period ended March 31, 2008 and 2007, respectively.

         For the three months ended March 31, 2008 trading income was $2,703,390, an increase of $442,265, or approximately 20% increase, from our trading income of $2,261,125 for the comparable period in 2007. Trading income accounted for approximately 23% and 16%, of our total revenues for the three month period ended March 31, 2008 and 2007, respectively.

         For the three months ended March 31, 2008, our investment banking income was $1,404,787, a decrease of $188,537, or approximately 12%, from our investment banking income of $1,593,324 for the comparable period in 2007. This decrease was due to the volatile nature of this business and the timing of closing transactions. Investment banking income accounted for approximately 11% and 12% of our total revenues for the three month period ended March 31, 2008 and 2007, respectively.

         For the three months ended March 31, 2008 gains on securities received for investment banking services was $236,185, an increase of $76,162, or approximately 48% increase, from our $160,023 for the comparable period in 2007. Gains on securities received for investment banking services accounted for approximately 2% and 1%, of our total revenues for the three month period ended March 31, 2008 and 2007, respectively.

Expenses:
---------

         Employee compensation and benefits decreased 34% to $2,679,168 for the three months ending March 31, 2008 from $4,037,024 for the same period in 2007. The decrease was primarily due to reduced compensation related to reductions in revenues and reductions in employees.

         Commissions and clearing costs were $7,983,779 and $9,215,802 for the three months ending March 31, 2008 and 2007, respectively. The decrease of $1,232,023, or 13%, was due primarily to reductions in revenues.

         General and administrative expenses and communications and data processing for the three months ending March 31, 2008 decreased approximately 11% to $1,932,513 from $2,173,634 for the three months ended March 31, 2007. The decrease was due primarily to office consolidations and reductions in employees.

         Interest expense for the three months ending March 31, 2008 decreased to $315,687 as compared to $608,709 for the three months ending March 31, 2007. The decrease was due primarily to the payment of bridge notes outstanding during the three months ended March 31, 2007.

         As a result of the net loss, the provision for income taxes was zero for the three months ended March 31, 2008 and 2007.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $908,780 for the three months ended March 31, 2008 as compared to a net loss of $2,054,396 for the three months ended March 31, 2007. The net loss of $908,780 includes an unrealized loss of $296,453, included in trading income related to stocks previously received from two employees to cover trading losses incurred by them. If this unrealized loss is excluded, our net loss would have been $612,327, and our loss per basic and diluted share would have been $0.06 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2008, we had $34,603,611 in assets, approximately 23% of which consisted of cash or assets readily convertible into cash. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity decreased $4,784,198 to $12,801,106 at March 31, 2008, compared to $17,585,304 at March 31, 2007. This decrease is primarily due to net losses incurred, partially offset by sales of our common and preferred stock.

         Due to the net loss incurred during the quarter, as adjusted for non-cash charges, offset by changes in operating assets and liabilities, net cash used by operations for the three months ended March 31, 2008 was $1,898,099 as opposed to net cash used by operations for the same period in 2007 of $1,991,047.

         Cash used in investing activities for the three months ended March 31, 2008 was $209,378. The Company invested $176,917, net of payments received, in notes receivable to provide capital to expand its Boston office. The Company used $32,461 and $124,103 to purchase furniture and equipment during the three months ended March 31, 2008 and 2007, respectively.

         Cash provided from financing activities for the three months ending March 31, 2008 was $1,825,000. The Company raised $2,000,000 from the subscription of preferred stock and made payments of $175,000 against notes payable.

         On April 9, 2008, JLI entered into binding Subscription Agreements to sell 7,739,938 shares of its Common Stock, par value $0.01 per share, at a price of $0.646 per share, the closing price of the Company's common stock on April 9, 2008, for an aggregate amount of $5,000,000. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. The closing of the transaction is subject to fulfillment of certain usual conditions. As of May 9, 2008, we had received $3,670,000 of the financing proceeds.

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

         The Company anticipates raising additional equity capital in 2008.

MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at March 31, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to March 31, 2008. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

         We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty. We have performed a Company wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at March 31, 2008 will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 4T. CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 1A. RISK FACTORS

         Except for the additional risk factor discussed below, there are no material changes from the risk factors set forth in Item 1 - "Description of Business - Risk Factors", of our Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

FUTURE ACTION BY FINRA REGARDING ANY FUTURE PURPORTED VIOLATIONS OF THE NET CAPITAL RULE COULD RESULT IN FURTHER SHUTDOWNS OF OUR SECURITIES BUSINESS AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AS A WHOLE

         On April 9, 2008, FINRA notified EFG that FINRA believed that EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 as of April 3, 2008. Accordingly, FINRA ordered EFG to cease conducting a securities business, other than liquidating transactions, while purportedly remaining out of compliance with FINRA's interpretation. Although the issue was resolved within six days so that EFG was able to resume full operations of conducting its securities business on April 15, 2008, the temporary cessation of EFG's operations has caused harm to JLI as a whole that cannot be quantified at this time. We cannot assure you that FINRA may not in the future allege similar violations of the Net Capital Rule or seek to shut down our broker-dealer subsidiaries' securities business again. If another shutdown were to occur, it could have a material adverse effect on our ability to conduct JLI's business in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         As of March 3, 2008, the Company entered into binding Subscription Agreements to sell $2,000,000 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008. The Subscription Agreement also includes JLI's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, the Company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-KSB, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until the American Stock Exchange has approved their listing.

         On April 9, 2008, JLI entered into binding Subscription Agreements to sell 7,739,938 shares of its Common Stock, par value $0.01 per share, at a price of $0.646 per share, the closing price of the Company's common stock on April 9, 2008, for an aggregate amount of $5,000,000. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. The closing of the transaction is subject to fulfillment of certain usual conditions.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         31.1     Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                        JESUP & LAMONT, INC.
                                        (Registrant)


Date: May 14, 2008                      By: /s/ Donald A. Wojnowski Jr.
                                            ---------------------------
                                            Donald A. Wojnowski Jr.
                                            President/CEO
                                            (Principal Executive Officer)


Date: May 14, 2008                      By: /s/ James M. Matthew
                                            --------------------
                                            James M. Matthew
                                            Chief Financial Officer
                                            (Principal Financial Officer)