Form 10-Q
period 2008-06-30
JESUP & LAMONT, INC.
filed 2008-08-13
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008 there were 20,303,030 shares of common stock, par value $.01 per share, outstanding.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statements of Financial Condition as of
         June 30, 2008 and December 31, 2007 .............................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended June 30, 2008 and 2007 ....................................     4

         Condensed Consolidated Statements of Income for the Six Months
         Ended June 30, 2008 and 2007 ....................................     5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2008 and 2007 .............................   6-7

         Notes to Condensed Consolidated Financial Statements ............  8-22

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 23-29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......    29

Item 4T. Controls and Procedures .........................................    29


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    29

Item 1A. Risk Factors ....................................................    29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    30

Item 3.  Defaults Upon Senior Securities .................................    31

Item 4.  Submission of Matters to a Vote of Security Holders .............    31

Item 5.  Other Information ...............................................    31

Item 6.  Exhibits ........................................................    31

Signatures ...............................................................    32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               JESUP & LAMONT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      June 30,        December 31,
                                                                       2008               2007
                                                                   ------------       ------------
                                                                     (Unaudited)
Assets:

  Cash and cash equivalents .................................      $  1,250,101       $    535,536
  Marketable securities owned, at market value ..............           562,199          5,178,988
  Securities not readily marketable, at estimated fair value          1,549,535          1,229,659
  Commissions receivable from clearing organizations ........         2,528,104          1,672,328
  Other receivables .........................................         1,224,294            795,030
  Deposits at clearing organizations ........................         3,100,090          4,177,837
  Furniture and equipment, net ..............................           712,639            619,153
  Prepaid expenses and other assets .........................           749,091          1,671,215
  Deferred tax assets .......................................         2,117,000          2,117,000
  Notes receivable ..........................................         1,295,180            979,221
  Intangible assets, net ....................................        17,496,130         17,576,493
                                                                   ------------       ------------

    Total assets ............................................      $ 32,584,363       $ 36,552,460
                                                                   ============       ============

Liabilities and stockholders' equity

Liabilities:

  Line of credit payable ....................................      $          -       $  1,999,450
  Accounts payable, accrued expenses and other liabilities ..         4,683,209          4,992,314
  Due to clearing organizations .............................         1,783,746          7,689,830
  Securities sold, but not yet purchased, at market value ...           310,515            522,771
  Notes payable .............................................        10,645,924          9,766,176
                                                                   ------------       ------------

    Total liabilities .......................................      $ 17,423,394       $ 24,970,541
                                                                   ------------       ------------

Commitments and contingencies

Stockholders' equity:

  Convertible preferred stock, series C, F and G $.01 par
    value, 1,000,000 shares authorized, 7,062 shares of
    Series C, 819,987 shares of Series F, and 1,688 shares
    of Series G issued and outstanding ......................      $      8,287       $      8,270
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    13,087,210 shares issued and 12,563,092 outstanding .....           125,631            111,065
  Stock subscribed ..........................................         7,038,105          2,000,000
  Treasury stock ............................................          (733,765)                 -
  Additional paid-in capital ................................        30,672,495         26,324,579
  Accumulated deficit .......................................       (21,949,784)       (16,861,995)
                                                                   ------------       ------------


    Total stockholders' equity ..............................      $ 15,160,969       $ 11,581,919
                                                                   ------------       ------------

    Total liabilities and stockholders' equity ..............      $ 32,584,363       $ 36,552,460
                                                                   ============       ============

             See accompanying notes to the condensed consolidated financial statements.

                                                 3

                JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                    June 30,          June 30,
                                                      2008              2007
                                                 ------------      ------------
Revenues:
  Commissions and fees .....................     $  7,406,599      $  6,991,908
  Trading income ...........................        1,848,455         2,283,164
  Investment banking income ................          839,662         5,222,016
  Net gains (losses) on securities received
   for investment banking services .........         (470,148)         (381,020)
                                                 ------------      ------------

                                                    9,624,568        14,116,068
                                                 ------------      ------------

Expenses:
  Employee compensation and benefits .......        2,756,060         4,924,714
  Commissions and clearing costs ...........        8,234,005         7,648,360
  General and administrative ...............        2,771,717         2,568,526
                                                 ------------      ------------

                                                   13,761,782        15,141,600
                                                 ------------      ------------

Loss from operations .......................       (4,137,214)       (1,025,532)

Other income (expenses):
  Gain on settlement .......................          806,744                 -
  Interest income ..........................           23,353           386,312
  Interest expense and financing fee .......         (781,925)         (530,039)
                                                 ------------      ------------

                                                       48,172          (143,727)
                                                 ------------      ------------

Loss before income taxes ...................       (4,089,042)       (1,169,259)
  Less: Provision for income taxes .........                -                 -
                                                 ------------      ------------
  Net loss .................................       (4,089,042)       (1,169,259)

  Preferred stock dividends ................          (43,234)          (46,733)
                                                 ------------      ------------

  Net loss applicable to common shareholders     $ (4,132,276)     $ (1,215,992)
                                                 ============      ============

Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .......     $      (0.35)     $      (0.11)
                                                 ============      ============

    Loss per share diluted .................     $      (0.35)     $      (0.11)
                                                 ============      ============

    Weighted average shares outstanding:
      Basic ................................       11,858,857        11,033,503
                                                 ============      ============

      Diluted ..............................       11,858,857        11,033,503
                                                 ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  SIX MONTHS        SIX MONTHS
                                                     ENDED             ENDED
                                                    June 30,          June 30,
                                                      2008              2007
                                                 ------------      ------------
Revenues:
  Commissions and fees .....................     $ 15,052,896      $ 16,937,071
  Trading income ...........................        4,551,845         4,544,289
  Investment banking income ................        2,244,449         6,815,340
  Net gains (losses) on securities received
   for investment banking services .........         (233,963)         (220,997)
                                                 ------------      ------------

                                                   21,615,227        28,075,703
                                                 ------------      ------------

Expenses:
  Employee compensation and benefits .......        5,435,228         8,961,738
  Commissions and clearing costs ...........       16,217,784        16,864,162
  General and administrative ...............        4,704,230         4,742,160
                                                 ------------      ------------

                                                   26,357,242        30,568,060
                                                 ------------      ------------

Loss from operations .......................       (4,742,015)       (2,492,357)

Other income (expenses):
  Gain on settlement .......................          806,744                 -
  Interest income ..........................           35,061           407,450
  Interest expense and financing fee .......       (1,097,612)       (1,138,749)
                                                 ------------      ------------

                                                     (255,807)         (731,299)
                                                 ------------      ------------

Loss before income taxes ...................       (4,997,822)       (3,223,656)
  Less: Provision for income taxes .........                -                 -
                                                 ------------      ------------
  Net loss .................................       (4,997,822)       (3,223,656)

  Preferred stock dividends ................          (89,967)          (80,766)
                                                 ------------      ------------

  Net loss applicable to common shareholders     $ (5,087,789)     $ (3,304,422)
                                                 ============      ============

Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .......     $      (0.44)     $      (0.31)
                                                 ============      ============

    Loss per share diluted .................     $      (0.44)     $      (0.31)
                                                 ============      ============

    Weighted average shares outstanding:
      Basic ................................       11,481,243        10,728,168
                                                 ============      ============

      Diluted ..............................       11,481,243        10,728,168
                                                 ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                     JESUP & LAMONT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                               SIX MONTHS         SIX MONTHS
                                                                                  ENDED              ENDED
                                                                                 June 30,           June 30,
                                                                                  2008               2007
                                                                              ------------       ------------
Cash flows from operating activities

  Net loss .............................................................      $ (4,997,822)      $ (3,223,656)
                                                                              ------------       ------------
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization ......................................           195,188            327,741
    Amortization of customer lists .....................................            80,363             55,508
    Amortization of note discount ......................................           160,763             47,934
    Unrealized net (gain) loss on trading securities ...................          (143,971)           793,632
    Stock compensation expense .........................................           450,681            234,776
    Amortization of notes receivable ...................................           115,541             85,304
    Unrealized gains on securities received for investment banking
     services ..........................................................          (319,876)        (1,154,695)
    Gain on settlement .................................................          (806,744)                 -

  (Increase) decrease in operating assets:
    Commissions receivable from clearing organizations .................          (855,776)        (3,324,325)
    Deposits at clearing organizations .................................         1,077,747         (2,553,935)
    Other receivables ..................................................          (429,264)           689,697
    Marketable trading account securities, net .........................         4,760,760          1,256,610
    Prepaid expenses and other assets ..................................            94,672           (304,199)
    Due from employees .................................................                 -            (65,457)
    Cash in escrow fund ................................................                 -           (350,000)

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ...........          (309,105)          (863,204)
    Payable to brokers, dealers and clearing organizations .............        (5,906,084)         2,851,164
    Securities sold, not yet purchased .................................          (212,256)          (437,925)
                                                                              ------------       ------------

      Total adjustments ................................................        (2,047,361)        (2,511,613)
                                                                              ------------       ------------

      Cash used by operating activities ................................        (7,045,183)        (5,735,269)

Cash flows from investing activities
  Purchases of furniture and equipment .................................          (288,674)          (162,809)
  Issuance of notes receivable to employees ............................          (431,500)                 -
                                                                              ------------       ------------

    Total cash used by investing activities ............................          (720,174)           (77,505)
                                                                              ------------       ------------

Cash flows from financing activities
  Payments of notes payable and line of credit .........................          (470,000)        (4,190,050)
  Proceeds from sale of preferred stock ................................         1,997,495                  -
  Proceeds from common stock subscribed ................................         7,038,105                  -
  Fees and commissions paid for sale of stock ..........................           (85,678)          (214,662)
  Proceeds from sale of stock ..........................................                 -            895,276
  Proceeds from line of credit .........................................                 -          1,999,450
  Dividends paid on preferred stock ....................................                 -            (56,300)
  Payments on short-term loans - related parties .......................                 -           (500,000)
  Proceeds from short-term loans - related parties .....................                 -          1,369,131
  Proceeds from issuance of notes payable ..............................                 -          6,387,158
                                                                              ------------       ------------

    Total cash provided by financing activities ........................         8,479,922          5,690,003
                                                                              ------------       ------------

  Net increase (decrease) in cash and cash equivalents .................           714,565           (122,771)

  Cash and cash equivalents at beginning of period .....................           535,536            990,085
                                                                              ------------       ------------

  Cash and cash equivalents at end of period ...........................      $  1,250,101       $    867,314
                                                                              ============       ============

                  See accompanying notes to the condensed consolidated financial statements.

                                                       6

                                     JESUP & LAMONT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued
                                                                               SIX MONTHS         SIX MONTHS
                                                                                  ENDED              ENDED
                                                                                 June 30,           June 30,
                                                                                  2008               2007
                                                                              ------------       ------------
Supplemental cash flow information:

  Interest paid ........................................................      $    664,133       $    458,095
                                                                              ============       ============
Supplemental disclosures of non-cash investing and financing activities:
  Accrued preferred stock dividends, net of payments ...................      $     89,967       $     24,466
                                                                              ============       ============
  Line of credit converted to note payable .............................      $  1,999,450       $          -
                                                                              ============       ============
  Notes payable canceled ...............................................      $    861,105       $          -
                                                                              ============       ============
  Other assets offset against notes payable ............................      $    675,297       $          -
                                                                              ============       ============
  Issuance of note to pay liability ....................................      $     50,640       $          -
                                                                              ============       ============
  Acquisition of treasury stock ........................................      $    733,765       $          -
                                                                              ============       ============
  Acquisition of Long Island Office:
    Cancellation of note ...............................................      $          -       $  4,162,856
    Accrued liabilities ................................................      $          -       $    471,068
                                                                              ------------       ------------
                                                                              $          -       $  4,633,924
                                                                              ============       ============
  Issuance of stock to pay liability ...................................      $          -       $    632,000
                                                                              ============       ============
  Notes converted to common stock ......................................      $          -       $    100,000
                                                                              ============       ============
  Issuance of note receivable to employee ..............................      $          -       $    200,000
                                                                              ============       ============
  Conversion of preferred stock to common stock ........................      $          -       $    199,992
                                                                              ============       ============

                  See accompanying notes to the condensed consolidated financial statements.

                                                       7

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1. SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying interim consolidated financial statements of Jesup & Lamont, Inc. ("JLI") and its wholly owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC"), (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

2. STOCK BASED COMPENSATION

         During the six months ended June 30, 2008, the Company granted 100,000 shares of the Company's common stock and options to acquire 625,000 shares of the Company's common stock, with exercise prices of $1.03 - $1.50 per share, which had an aggregate fair value of $428,520. The Company recorded a compensation charge of $450,681 for the six months ended June 30, 2008, relating to the amortization of the fair value associated with options and stock granted. The Company will amortize the remaining values over the remaining vesting periods of the options and stock.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the six months ending June 30, 2008 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Expected dividend yield:  None
Risk free interest rate:  3.5% - 5.16%
Expected life:            5 years
Expected volatility:      58% - 112%

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                        Six months ended            Three months ended
                                                            June 30,                     June 30,
                                                   --------------------------   --------------------------
                                                       2008           2007          2008           2007
                                                   -----------    -----------   -----------    -----------
Net loss applicable to common stockholders
 as reported ...................................   $(5,087,789)   $(3,304,422)  $(4,132,276)   $(1,215,992)

Subtract stock-based employee compensation
 expense related to stock options determined
 under fair value method .......................             -       (234,776)            -       (128,445)
                                                   -----------    -----------   -----------    -----------

   Pro forma ...................................   $(5,087,789)   $(3,539,198)  $(4,132,276)   $(1,344,437)
                                                   ===========    ===========   ===========    ===========

Net loss per share applicable to common
 stockholders:
   As reported:
     Basic: ....................................   $     (0.44)   $     (0.31)  $     (0.35)   $    (0.11)
                                                   ===========    ===========   ===========    ===========

     Diluted: ..................................   $     (0.44)   $     (0.31)  $     (0.35)   $    (0.11)
                                                   ===========    ===========   ===========    ===========
   Pro forma:
     Basic: ....................................   $     (0.44)   $     (0.33)  $     (0.35)   $    (0.12)
                                                   ===========    ===========   ===========    ===========
     Diluted: ..................................   $     (0.44)   $     (0.33)  $     (0.35)   $    (0.12)
                                                   ===========    ===========   ===========    ===========

3. NOTES RECEIVABLE

         The Company has advanced funds to certain registered representatives in four Company owned offices. The notes receivable by location, were as follows:

                                                     June 30,      December 31,
                                                       2008             2007
                                                    ----------      -----------
         New York ...............................   $  200,000      $   200,000
         Boston .................................      655,333          273,833
         San Francisco ..........................      345,625          455,000
         Boca Raton .............................       50,000                -
         Longwood ...............................       44,222           50,388
                                                    ----------      -----------
         Total notes receivable .................   $1,295,180      $   979,221
                                                    ==========      ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                      June 30,     December 31,
                                                        2008           2007
                                                    ------------   ------------
         Trademarks .............................   $  3,282,077   $  3,282,077
         Customer lists .........................      1,157,266      1,157,266
         Goodwill ...............................     13,272,165     13,272,165
                                                    ------------   ------------
                                                      17,711,508     17,711,508
                                                    ------------   ------------
         Less: accumulated amortization..........       (215,378)      (135,015)
                                                    ------------   ------------
                                                    $ 17,496,130   $ 17,576,493
                                                    ============   ============

         Amortization expense for intangible assets totaled $80,363 and $55,508 for the six months ended June 30, 2008 and 2007, respectively.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

As part of our impairment tests, we performed sensitivity analyses with our principal assumptions. The impact on our estimated fair values of a 1% change in our principal assumptions approximated the following:

         Principal Assumption                                Amount
         --------------------                               --------
         Revenue growth rates ........................      $160,000
         Expense reduction as percentage of revenue...      $900,000
         Useful lives over which cash flows occur ....      $ 90,000
         Residual value at end of useful life ........      $ 10,000
         Weighted average cost of capital ............      $750,000

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                      June 30,     December 31,
                                                        2008           2007
                                                    ------------   ------------
         Accrued payroll and taxes...............   $    999,092   $    994,948
         Accounts payable .......................      1,568,644        778,918
         Accrued legal expenses .................        572,168      1,288,116
         Accrued commissions and management fees          82,987        119,548
         Accrued preferred stock dividends ......        315,907        226,099
         Stock subscription advance .............              -      1,017,000
         Other accrued expenses and liabilities .      1,144,411        567,685
                                                    ------------   ------------
                                                    $  4,683,209   $  4,992,314
                                                    ============   ============

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

6. NOTES PAYABLE

Notes payable consisted of the following:

                                                       June 30,    December 31,
                                                         2008           2007
Convertible notes payable to investors, interest      -----------   ------------
 payable at 6.5% percent quarterly. Notes mature
 March 28, 2012. Notes convertible into common
 stock at $2.39 per share. .........................  $ 6,387,158   $ 6,387,158

Unsecured notes payable to previous owners of Jesup
 & Lamont Holding Corporation. Notes accrue interest
 at four percent payable annually. The principal is
 payable at maturity on October 1, 2011. ...........    1,638,895     2,500,000

Note payable to bank (see note 7). .................    1,649,450             -

Subordinated note payable to EFH Partners, interest
 of twenty percent payable at maturity on February
 17, 2007. The note was extended to April 1, 2009 at
 four percent interest. ............................    1,000,000     1,000,000

Unsecured note payable to a Company registered
 Representative which accrues interest at five
 percent per annum. Principal and interest payable
 on demand. ........................................      126,534       246,533

Unsecured note payable to FINRA.  Note is non
 interest bearing and is payable in equal install-
 ments due September 1 and December 1, 2008 ........       50,640             -
                                                      -----------   -----------

Total principal payable. ...........................  $10,852,677   $10,133,691

Less: Unamortized discount on notes to previous
 owners of Jesup & Lamont Holding Corporation. .....     (206,753)     (367,515)
                                                      -----------   -----------

                                                      $10,645,924   $ 9,766,176
                                                      ===========   ===========

The annual maturities of principal on the notes payable are as follows:

                                   Year Ending
                                   December 31,
                                   ------------
                        2008 ...............  $   677,174
                        2009 ...............    2,149,450
                        2010 ...............            -
                        2011 ...............    1,638,895
                        2012 ...............    6,387,158
                                              -----------
                                              $10,852,677
                                              ===========

         Interest expense related to notes payable totaled $522,454 and $220,041 for the six months ended June 30, 2008 and 2007, respectively.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

         On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable. Under the new note payable, 100% of EFG's and JLSC's stock is still pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note carries interest at the Bank's Prime Rate plus 4% (9.0% at June 30, 2008). We paid $250,000, $250,000 and $100,000 toward the principal on the note on August 1, 2008, May 1, 2008 and March 31, 2008, respectively. The note calls for monthly interest payments. Repayments of principal are due as follows:

         Due Date                             Amount
----------------------------                ----------
August 1, 2008 .............                $  250,000
November 3, 2008 ...........                $  250,000
January 29, 2009 ...........                $1,149,450

8. DUE TO CLEARING ORGANIZATIONS

         The balance due to clearing organizations includes balances of $1,134,713 owed to EFG's clearing firm, under a promissory note with the clearing broker. A total of $500,000 of the balance owed under this promissory note relates to a fee charged to enter into the promissory note agreement. This promissory note memorialized JLI's previous agreement with the clearing broker which precludes them from collecting this note from EFG. The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity. The note is personally guaranteed by JLI's Chairman and JLI's President and CEO. The note, as had been previously agreed with the clearing broker, was also collateralized by warrants held by the Company and was further cross collateralized by all of the shares of JLI held by EFH Partners, Inc. (See note 15.)

         The clearing broker has notified us they believe EFG was over paid for past services in prior years by approximately $1.4 million. We disagree and believe we owe nothing for past services. If the clearing broker ultimately asserts this claim for payment, we will vigorously defend this matter.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

9. TRADING INCOME

         Trading income includes market making revenues which consist of net realized and net unrealized gains and losses on securities traded for the Company's own account. Trading revenues are generated from the difference between the prices paid to buy securities and the amount received from the sale of securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis.

Equity market-making trading revenues consisted of the following:

                                       Six months ended           Three months ended
                                           June 30,                    June 30,
                                  -------------------------   --------------------------
                                      2008          2007          2008           2007
                                  -----------   -----------   -----------    -----------
Net realized gains and losses .   $ 4,346,256   $ 5,116,924   $ 1,749,158    $ 2,058,526
Unrealized gains ..............       744,186       814,614       186,175        383,336
Unrealized losses .............      (538,597)   (1,387,249)      (86,878)      (158,698)
                                  -----------   -----------   -----------    -----------
Trading income, net ...........   $ 4,551,845   $ 4,544,289   $ 1,848,455    $ 2,283,164
                                  ===========   ===========   ===========    ===========

10. INVESTMENT BANKING INCOME AND NET GAINS ON SECURITIES RECEIVED FOR INVESTMENT BANKING SERVICES

         Investment banking income consists of cash fees and warrants or other securities received as payment for our investment banking services. These warrants and other securities are included in securities not readily marketable. The Black-Scholes valuation model is used to estimate the fair value of the warrants and securities received. Investment banking revenues consisted of the following:

                                       Six months ended           Three months ended
                                           June 30,                    June 30,
                                  -------------------------   --------------------------
                                      2008          2007          2008           2007
                                  -----------   -----------   -----------    -----------
Investment banking fees before
 warrants .....................   $ 1,460,386   $ 6,262,551   $   544,909    $ 4,669,227
Fair value of warrants received       784,063       552,789       294,753        552,789
                                  -----------   -----------   -----------    -----------
Investment banking income, net    $ 2,244,449   $ 6,815,340   $   839,662    $ 5,222,016
                                  ===========   ===========   ===========    ===========

         The volatility of stock prices underlying these warrants and securities can result in significant price fluctuations in short periods of time. These fluctuations in the value of the warrants result in warrant gains or losses. Net gains on securities received for services consisted of the following:

                                       Six months ended           Three months ended
                                           June 30,                    June 30,
                                  -------------------------   --------------------------
                                      2008          2007           2008          2007
                                  -----------   -----------   -----------    -----------
Realized gains ................   $   230,224   $   169,823   $    37,159    $   169,823
Unrealized losses .............      (464,187)     (390,820)     (507,307)      (550,843)
                                  -----------   -----------   -----------    -----------
                                  $  (233,963)  $  (220,997)  $  (470,148)   $  (381,020)
                                  ===========   ===========   ===========    ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

11. GAIN ON SETTLEMENTS

         In May 2008, the Company entered into settlement agreements with two former officers. The agreements included offsetting receivables owed to JLI totaling $675,297 against the note payable by JLI to the former officers totaling $861,105. As part of his settlement agreement one of the former officers also received the rights to certain investment banking engagements and transferred 524,118 shares of JLI's common stock to JLI. We recorded the stock received as $733,765 of treasury stock valued at the closing market price ($1.40 per share) on the date we entered into the settlement agreement. The gain recognized on these transactions totaled $806,744 after deduction of $112,829 of accelerated discount amortization related to the canceled notes payable.

12. LOSS PER SHARE

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

Calculation of net loss per share is as follows:

                                                     SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2008            2007            2008            2007
                                                  ------------    ------------    ------------    ------------
Numerator for loss per share:
  Net loss .....................................  $ (4,997,822)   $ (3,223,656)   $ (4,089,042)   $ (1,169,259)
  Preferred stock dividends ....................  $    (89,967)   $    (80,766)   $    (43,234)   $    (46,733)
                                                  ------------    ------------    ------------    ------------
  Loss attributable to common stockholders .....  $ (5,087,789)   $ (3,304,422)   $ (4,132,276)   $ (1,215,992)
                                                  ============    ============    ============    ============

Denominator:
  Basic weighted-average shares ................    11,481,243      10,728,168      11,858,857      11,033,503
  Outstanding stock options ....................             -               -               -               -
  Outstanding warrants .........................             -               -               -               -
  Convertible securities .......................             -               -               -               -
                                                  ------------    ------------    ------------    ------------
  Diluted weighted-average shares ..............    11,481,243      10,728,168      11,858,857      11,033,503
                                                  ============    ============    ============    ============
Basic and diluted loss per share:
  Basic loss per share .........................  $      (0.44)   $      (0.31)   $      (0.35)   $      (0.11)
                                                  ============    ============    ============    ============
  Diluted loss per share .......................  $      (0.44)   $      (0.31)   $      (0.35)   $      (0.11)
                                                  ============    ============    ============    ============

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share:

  Stock options ................................     3,431,522       3,684,443       3,431,522       3,684,443
  Warrants .....................................     7,579,964       4,060,452       7,579,964       4,060,452
  Convertible preferred stock Series C .........       353,100         353,100         353,100         353,100
  Convertible preferred stock Series F .........       819,987         819,987         819,987         819,987
  Convertible preferred stock Series G .........     2,481,360               -       2,481,360               -
  Convertible notes ............................     2,672,437       2,672,437       2,672,437       2,672,437
  Common stock subscribed ......................    10,422,914               -      10,422,914               -
  Warrants subscribed ..........................       547,265               -         547,265               -
                                                  ------------    ------------    ------------    ------------
                                                    28,308,549      11,590,419      28,308,549      11,590,419
                                                  ============    ============    ============    ============

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

13. EQUITY

         For the six months ended June 30, 2008, the Company recorded the following stock, equity warrant and convertible debenture transactions:

         On June 12, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $1,000,000 to purchase a total of 969,696 shares of common stock, par value $0.01 per share, and five-year warrants to purchase a total of 242,424 shares of common stock. Each share of common stock was priced at $1.00 per share, the closing price on June 11, 2008. The warrants are exercisable after six months from the date of issue at a price of $1.20 per share, subject to limited antidilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale. None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

         On May 13, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $1,038,105 to purchase a total of 1,219,363 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 304,841 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale. None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

         On April 9, 2008, JLI entered into binding Subscription Agreements to sell 7,739,938 shares of common stock, par value $0.01 per share, at a price of $0.646 per share, the closing price on April 9, 2008, for an aggregate amount of $5,000,000. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale. None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

         As of March 3, 2008, the Company entered into binding Subscription Agreements to sell $1,997,495 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,688 shares of the Company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008. The Subscription Agreement also includes JLI's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, the Company may pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-KSB, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until the American Stock Exchange has approved their listing.

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

         At June 30, 2008, the Plans had outstanding options to purchase 3,431,522 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 3,431,522 options, 943,000 options were granted to employees, 1,025,000 were granted to our "Named Executive Officers", and 435,000 were granted to current outside members of the Board of Directors.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

14. INCOME TAXES

The federal and state income tax provisions are summarized as follows:

                                          Six months ended    Three months ended
                                           June 30, 2008        June 30, 2008
                                          ----------------    ------------------
         Current
            Federal ..................        $      -             $      -
            State ....................               -                    -
                                              --------             --------
                                                     -                    -
                                              --------             --------
         Deferred
            Federal ..................               -                    -
            State ....................               -                    -
                                              --------             --------
                                                     -                    -
                                              --------             --------
         Total provision (benefit) for
          Income taxes                        $      -             $      -
                                              ========             ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefit arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we recorded a valuation allowance totaling $5,636,000 at June 30, 2008. The components of the Company's deferred tax assets at June 30, 2008 were as follows:

         Deferred tax assets:
           Net operating loss carryforwards ............   $ 8,298,000
           Amortization of intangibles .................       558,000
                                                           -----------
           Deferred tax assets .........................     8,856,000
                                                           -----------
         Deferred tax liabilities:
           Value of warrants received for services .....      (620,000)
           Amortization of intangibles .................      (483,000)
                                                           -----------
           Deferred tax liabilities ....................    (1,103,000)
                                                           -----------
         Net deferred tax assets .......................
           Less:  Valuation allowance ..................    (5,636,000)
                                                           -----------
           Net deferred tax assets .....................   $ 2,117,000
                                                           ===========

         The Company has net operating loss carryforwards for federal tax purposes of approximately $20,745,000 which expire in years 2022 through 2028. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

15. COMMITMENTS AND CONTINGENCIES

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

         A former employee has filed a claim against the Company in the amount of $5 million alleging employee discrimination. Another former employee has filed a claim against the Company in the amount $500,000 alleging breach of contract and wrongful termination. A former broker has filed a claim against the Company in the amount of $1 million alleging excessive charges. The Company intends to defend these claims vigorously and in the opinion of management, based on its discussions with legal counsel, the outcome of these claims will not result in a material and adverse affect on the financial position or results of operations of the Company or its subsidiaries.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

         A former Branch Manager has brought an arbitration proceeding claiming that he is due unpaid compensation of an unspecified amount. The Company disputes these allegations and is defending against the claim.

Business Interruption

         On April 9, 2008, EFG was notified by FINRA that FINRA believed that EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 as of April 3, 2008. Accordingly, EFG had to cease conducting a securities business, other than liquidating transactions, while purportedly remaining out of compliance with FINRA's interpretation. According to the notification from FINRA, the net capital deficiency had occurred as a result of EFG's purported failure to account for an unsecured debit balance totaling $2,034,929 at April 3, 2008, in EFG's net capital computation. This debit balance was primarily due to balances owed by JLI to its clearing broker. Before giving effect to the FINRA position, EFG had determined that its net capital at April 3, 2008 was $1,033,021, which exceeded the minimum net capital requirement by $564,021 (an excess amount challenged by FINRA). On April 10, 2008, the Company filed a notification under Exchange Act Rule 17a-11 with the SEC and FINRA, challenging the conclusions of FINRA.

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

Merger of JLSC and EFG

         On June 6, 2008, we filed an application to FINRA under Rule 1017(a) to transfer the operations of EFG to JLSC. Upon approval of this transfer, EFG will withdraw from FINRA membership and cease operations as a broker dealer.

16. OFF BALANCE SHEET RISKS

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at June 30, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to June 30, 2008. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

17. CONCENTRATION OF CREDIT RISKS

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

18. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

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

         At June 30, 2008, EFG reported net capital of $1,184,275, which was $850,775 above the required net capital of $333,500. At June 30, 2008, JLSC reported net capital of $691,723, which was $508,305 above the required net capital of $183,418.

         The ratio of aggregate indebtedness to net capital was 1.59 to 1 for EFG and 3.98 to 1 for JLSC. EFG and JLSC are exempt from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

19. SUBSEQUENT EVENT

         In August 2008, the Company's Board of Directors confirmed a late July equity financing at the market of approximately $1.3 million and authorized a plan to raise additional capital to repay the $1 million note payable plus accrued interest thereon due to EFH Partners. The Company expects to complete payment of this note and interest in the third quarter of 2008.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company applies SFAS 142, Goodwill and Other Intangible Assets to its treatment of intangible assets. Under SFAS 142, the fair value of an asset (or liability) is the amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Thus, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest than an investor who would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization.

         Our goodwill was recorded for acquisitions which are less than two years old. We believe we have not nearly begun to realize the fair value of these acquisitions or the synergies which we believe will be realized from combining with our pre acquisition operations. For example, investment banking and the gains from warrants and other securities received from those services is becoming a primary line of business. Investment banking income and gains on securities received for those services for the years ended December 31, 2005 and 2004, totaled $266,410 and $0, respectively. However, investment banking income and gains on securities received for those services totaled $11,449,695 and $3,543,625 for the years ended December 31, 2007 and 2006, respectively, and $2,010,486 for the six months ended June 30, 2008. Furthermore, during May 2008 we added a fixed income trading business to our product group and recruited a well known individual with a proven history to build this business. We believe that adding fixed income trading to our business model will strengthen the foundation of our business for the future.

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

RESULTS OF OPERATIONS:

         The results of our operations for the three months and six months ended June 30, 2008 as compared to the same periods in 2007 were adversely impacted by general market and economic conditions and the addition of a new line of business.

         During May 2008 we added a fixed income trading business to our product group and recruited a well known individual with a proven history to build this business. Although we believe that adding fixed income trading to our business model will strengthen the foundation of our business for the future, we have incurred substantial start up costs but have not yet had the time to build the revenues related to this new business.

         Our investment banking business has been adversely impacted by the general downturn in economic activity and the resulting decline in the number of financial transactions. The decline in investment banking revenue in the three months ended June 30, 2008, is especially dramatic when compared to the same period in 2007 as we recorded the highest investment banking revenue in our history in the second quarter of 2007.

Further discussions of the results of our operations are provided below.

         Three months ended June 30, 2008 compared to three months ended June 30, 2007:

Revenues:
---------

         Total revenues for the three months ended June 30, 2008 were $9,624,568, a decrease of $4,491,500, or 32%, of total revenues of $14,116,068 for the same period in 2007. This decrease is primarily due to the reasons described below:

         Commissions and fees revenues for the three months ended June 30, 2008 were $7,406,599, an increase of $414,691 or approximately 6%, from our commissions and fees revenues of $6,991,908 for the comparable period in 2007. Commissions and fees revenues accounted for approximately 77% and 50%, of our total revenues for the three month periods ended June 30, 2008 and 2007, respectively.

         For the three months ended June 30, 2008 trading income was $1,848,455, a decrease of $434,709, or approximately 19%, from our trading income of $2,283,164 for the comparable period in 2007. Trading income accounted for approximately 19% and 16%, of our total revenues for the three month periods ended June 30, 2008 and 2007, respectively.

         For the three months ended June 30, 2008, our investment banking revenues were $839,662, a decrease of $4,382,354, or approximately 84%, from our investment banking revenues of $5,222,016 for the comparable period in 2007. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 9% and 37% of our revenues for the three month periods ended June 30, 2008 and 2007, respectively.

         For the three months ended June 30, 2008 losses on securities received from investment banking services were ($470,148), an increase of ($89,128), or approximately 23% increase, from our losses of ($381,020) for the comparable period in 2007. Losses on securities received for investment banking services accounted for approximately (5%) and (3%), of our total revenues for the three month period ended June 30, 2008 and 2007, respectively.

Expenses:
---------

         Employee compensation and benefits were $2,756,060 and $4,924,714 for the three months ending June 30, 2008 and 2007, respectively. The decrease of $2,168,654, or 44%, was due primarily to payouts on investment banking income in 2007 and a reduction in number of employees in 2008 due to our plan to cut costs.

         Commissions and clearing costs were $8,234,005 and $7,648,360 for the three months ending June 30, 2008 and 2007, respectively. The increase of $585,645, or 8%, was due primarily to a change in the mix of our revenues to revenues with predominantly higher commissions.

         General and administrative expenses were $2,771,717 and $2,568,526 for the three months ending June 30, 2008 and 2007, respectively. The increase of $203,191, or 8%, was due primarily to increased regulatory related expenses.

         Interest expense and financing fee was $781,925 and $530,039 for the three months ending June 30, 2008 and 2007, respectively. The increase of $251,886, or 48%, was due primarily to a $500,000 fee due to Penson offset by the payment of notes outstanding in 2007.

         For the three months ended June 30, 2008 the Company entered into a settlement agreement with a former officer and realized a net non-cash gain of $806,744.

         As a result of the net loss, the provision for income taxes was zero for the three months ended June 30, 2008.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $4,089,042 for the three months ended June 30, 2008 as compared to a net loss of $1,169,259 for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

Revenues:
---------

         Total revenues for the six months ended June 30, 2008 were $21,615,227, a decrease of $6,460,476, or 23%, over total revenues of $28,075,703 for the same period in 2007. This decrease is primarily due to the reasons described below:

         Commissions and fees revenues for the six months ended June 30, 2008 were $15,052,896, a decrease of $1,884,175 or approximately 11%, from our commissions and fees revenues of $16,937,071 for the comparable period in 2007. The decrease was primarily due to general market conditions. Commissions and fees revenues accounted for approximately 70% and 60%, of our total revenues for the six month periods ended June 30, 2008 and 2007, respectively.

         For the six months ended June 30, 2008 trading income was $4,551,845, an increase of $7,556, from our trading income of $4,544,289 for the comparable period in 2007. Trading income accounted for approximately 21% and 16%, of our total revenues for the six month periods ended June 30, 2008 and 2007, respectively.

         For the six months ended June 30, 2008, our investment banking revenues were $2,244,449, a decrease of $4,570,891, or approximately 67%, from our investment banking revenues of $6,815,340 for the comparable period in 2007. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 10% and 24% of our revenues for the six month periods ended June 30, 2008 and 2007, respectively.

         For the six months ended June 30, 2008 losses on securities received from investment banking services were ($233,963), an increase of ($12,966), or approximately 6% increase, from our losses of ($220,997) for the comparable period in 2007. Losses on securities received for investment banking services accounted for approximately (1%) and (0%), of our total revenues for the three month period ended June 30, 2008 and 2007, respectively.

Expenses:
---------

         Employee compensation and benefits were $5,435,228 and $8,961,738 for the six months ending June 30, 2008 and 2007, respectively. The decrease of $3,526,510, or 39%, was due primarily to reduced compensation related to payouts on investment banking income in 2007 and a reduction in number of employees in 2008.

         Commissions and clearing costs were $16,217,784 and $16,864,162 for the six months ending June 30, 2008 and 2007, respectively. The decrease of $646,378, or 4%, was due primarily to reduction in revenues.

         General and administrative expenses were $4,704,230 and $4,742,160 for the six months ending June 30, 2008 and 2007, respectively. The decrease of $37,930, or (1%), was due to reduced expenditures in the first quarter.

         Interest expense and financing fee for the six months ending June 30, 2008 decreased to $1,097,612 as compared to $1,138,749 for the six months ending June 30, 2007. The decrease of $41,137, or 4%, was due primarily to a $500,000 fee due to Penson offset by the payment of notes outstanding in 2007.

         For the six months ended June 30, 2008 the Company entered into a settlement agreement with a former officer and realized a net non-cash gain of $806,744.

         As a result of the net loss, the provision for income taxes was zero for the six months ended June 30, 2008.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $4,997,822 for the six months ended June 30, 2008 as compared to a net loss of $3,223,656 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2008, we had $32,584,363 in assets. We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity decreased $1,383,778 to $15,160,969 at June 30, 2008, compared to $16,544,747 at June 30, 2007. This decrease is primarily due to net losses incurred, partially offset by sales of our common and preferred stock.

         Due to the net loss incurred during the quarter, as adjusted for non-cash charges, offset by changes in operating assets and liabilities, net cash used by operations for the six months ended June 30, 2008 was $7,045,183 as opposed to net cash used by operations for the same period in 2007 of $5,735,269.

         Cash used in investing activities for the six months ended June 30, 2008 was $720,174. The Company invested $431,500, in notes receivable primarily to provide capital to expand its Boston office. The Company used $288,674 and $162,809 to purchase furniture and equipment during the six months ended June 30, 2008 and 2007, respectively.

         Cash provided from financing activities for the six months ending June 30, 2008 was $8,479,922. The Company raised $1,997,495 and $7,038,105 from the sale of preferred stock and subscription of common stock respectively, and made payments of $470,000 against notes payable.

         The Company anticipates raising additional capital in 2008 and 2009 to finance the operations of the Company and provide sufficient liquidity through at least September 30, 2009.

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

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at June 30, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to June 30, 2008. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 12, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $1,000,000 to purchase a total of 969,696 shares of its Common Stock, par value $0.01 per share ("Common Stock"), and five-year warrants to purchase a total of 242,424 shares of its Common Stock. Each share of Common Stock was priced at $1.00, the closing price of the Common Stock on June 11, 2008. The warrants are exercisable after six months from the date of issue at a price of $1.20 per share, subject to limited antidilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

         On May 13, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $1,038,105 to purchase a total of 1,219,363 shares of its Common Stock, par value $0.01 per share ("Common Stock"), along with five-year warrants to purchase a total of 304,841 shares of its Common Stock. Each share of Common Stock was priced at $0.8201, the closing price of the Common Stock on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

         On April 9, 2008, JLI entered into binding Subscription Agreements to sell 7,739,938 shares of its Common Stock, par value $0.01 per share, at a price of $0.646 per share, the closing price of the Company's common stock on April 9, 2008, for an aggregate amount of $5,000,000. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale on Form S-3. None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

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


                                        JESUP & LAMONT, INC.
                                        (Registrant)


Date: August 13, 2008                      By: /s/ Donald A. Wojnowski Jr.
                                               ---------------------------
                                               Donald A. Wojnowski Jr.
                                               President/CEO
                                               (Principal Executive Officer)


Date: August 13, 2008                      By: /s/ James M. Matthew
                                               --------------------
                                               James M. Matthew
                                               Chief Financial Officer
                                               (Principal Financial Officer)