Form 10-Q
period 2008-09-30
JESUP & LAMONT, INC.
filed 2008-11-14
CIK 1094320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008 there were 21,873,582 shares of common stock, par value $.01 per share, outstanding.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statements of Financial Condition as of
         September 30, 2008 and December 31, 2007 ........................     3

         Condensed Consolidated Statements of Income for the Three Months
         Ended September 30, 2008 and 2007 ...............................     4

         Condensed Consolidated Statements of Income for the Nine Months
         Ended September 30, 2008 and 2007 ...............................     5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2008 and 2007 ........................   6-7

         Notes to Condensed Consolidated Financial Statements ............  8-22

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 23-29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......    29

Item 4T. Controls and Procedures .........................................    29


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    29

Item 1A. Risk Factors ....................................................    29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    30

Item 3.  Defaults Upon Senior Securities .................................    31

Item 4.  Submission of Matters to a Vote of Security Holders .............    31

Item 5.  Other Information ...............................................    31

Item 6.  Exhibits ........................................................    31

Signatures ...............................................................    32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               JESUP & LAMONT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                   September 30,      December 31,
                                                                       2008               2007
                                                                   ------------       ------------
                                                                    (Unaudited)
Assets:
  Cash and cash equivalents .................................      $    481,379       $    535,536
  Marketable securities owned, at market value ..............           490,355          5,178,988
  Securities not readily marketable, at estimated fair value          1,358,933          1,229,659
  Commissions receivable from clearing organizations ........         1,621,510          1,672,328
  Other receivables .........................................           903,580            795,030
  Deposits at clearing organizations ........................         2,061,500          4,177,837
  Furniture and equipment, net ..............................           619,722            619,153
  Prepaid expenses and other assets .........................           760,950          1,671,215
  Deferred tax assets .......................................         2,117,000          2,117,000
  Notes receivable ..........................................         1,214,534            979,221
  Intangible assets, net ....................................        17,455,948         17,576,493
                                                                   ------------       ------------

    Total Assets ............................................      $ 29,085,411       $ 36,552,460
                                                                   ============       ============

Liabilities and Stockholders' Equity

Liabilities:

  Line of credit payable ....................................      $          -       $  1,999,450
  Accounts payable, accrued expenses and other liabilities ..         5,284,554          4,992,314
  Due to clearing organizations .............................         1,561,525          7,689,830
  Securities sold, but not yet purchased, at market value ...           448,284            522,771
  Notes payable .............................................         9,403,544          9,766,176
                                                                   ------------       ------------

    Total Liabilities .......................................      $ 16,697,907       $ 24,970,541
                                                                   ------------       ------------

Commitments and Contingencies

Stockholders' Equity:

  Convertible preferred stock, series C, F and G $.01 par
    value, 1,000,000 shares authorized; 7,062 shares of
    Series C in 2008 and 2007; 781,527 shares in 2008 and
    819,987 shares in 2007 of Series F; and 1,688 shares of
    Series G in 2008; issued and outstanding ................      $      7,903       $      8,270
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    22,284,203 shares issued and 21,760,085 outstanding in ..
    2008 and 11,106,442 shares issued and outstanding in 2007           222,842            111,065
  Stock subscribed ..........................................         2,619,996          2,000,000
  Treasury stock, 524,118 shares at cost ....................          (733,765)                 -
  Additional paid-in capital ................................        36,825,258         26,324,579
  Accumulated deficit .......................................       (26,554,730)       (16,861,995)
                                                                   ------------       ------------

    Total Stockholders' Equity ..............................      $ 12,387,504       $ 11,581,919
                                                                   ------------       ------------

    Total Liabilities and Stockholders' Equity ..............      $ 29,085,411       $ 36,552,460
                                                                   ============       ============

             See accompanying notes to the condensed consolidated financial statements.

                                                 3

                JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                 September 30,     September 30,
                                                     2008              2007
                                                 ------------      ------------
Revenues:
  Commissions and fees .....................     $  6,960,884      $  8,530,032
  Trading income ...........................        1,547,917         1,610,833
  Investment banking income ................        1,333,375         1,624,706
  Net gains (losses) on securities received
   for investment banking services .........         (190,602)          380,956
                                                 ------------      ------------

                                                    9,651,574        12,146,527
                                                 ------------      ------------

Expenses:
  Employee compensation and benefits .......        3,122,509         5,521,709
  Commissions and clearing costs ...........        8,127,243         6,193,056
  General and administrative ...............        2,722,383         2,117,605
                                                 ------------      ------------

                                                   13,972,135        13,832,370
                                                 ------------      ------------

Loss from operations .......................       (4,320,561)       (1,685,843)

Other income (expenses):
  Interest income ..........................            8,229            42,409
  Interest expense and financing fee .......         (210,362)         (306,342)
                                                 ------------      ------------

                                                     (202,133)         (263,933)
                                                 ------------      ------------

Loss before income taxes ...................       (4,522,694)       (1,949,776)
  Less: Provision for income taxes .........                -                 -
                                                 ------------      ------------
  Net loss .................................       (4,522,694)       (1,949,776)

  Preferred stock dividends ................          (91,143)          (46,734)
                                                 ------------      ------------

  Net loss applicable to common shareholders     $ (4,613,837)     $ (1,996,510)
                                                 ============      ============

Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .......     $      (0.24)     $      (0.18)
                                                 ============      ============

    Weighted average shares outstanding:
      Basic and diluted ....................       19,098,672        11,082,381
                                                 ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  NINE MONTHS       NINE MONTHS
                                                     ENDED             ENDED
                                                 September 30,     September 30,
                                                     2008              2007
                                                 ------------      ------------
Revenues:
  Commissions and fees .....................     $ 22,013,780      $ 25,467,103
  Trading income ...........................        6,333,726         5,891,490
  Investment banking income ................        3,343,861         9,023,595
  Net losses on securities received
   for investment banking services .........         (424,565)         (159,959)
                                                 ------------      ------------

                                                   31,266,802        40,222,229
                                                 ------------      ------------

Expenses:
  Employee compensation and benefits .......        8,557,737        14,792,630
  Commissions and clearing costs ...........       24,345,027        22,748,034
  General and administrative ...............        7,417,722         7,059,338
                                                 ------------      ------------

                                                   40,320,486        44,600,002
                                                 ------------      ------------

Loss from operations .......................       (9,053,684)       (4,377,773)

Other income (expenses):
  Gain on settlement .......................          806,744                 -
  Interest and other income ................           43,289           449,858
  Interest expense and financing fee .......       (1,307,974)       (1,245,516)
                                                 ------------      ------------

                                                     (457,941)         (795,658)
                                                 ------------      ------------

Loss before income taxes ...................       (9,511,625)       (5,173,432)
  Less: Provision for income taxes .........                -                 -
                                                 ------------      ------------
  Net loss .................................       (9,511,625)       (5,173,432)

  Preferred stock dividends ................         (181,109)         (127,500)
                                                 ------------      ------------

  Net loss applicable to common shareholders     $ (9,692,734)     $ (5,300,932)
                                                 ============      ============

Basic and diluted loss per share applicable to common shareholders:

    Loss per share-basic and diluted .......     $      (0.69)     $      (0.49)
                                                 ============      ============

    Weighted average shares outstanding:
      Basic and diluted ....................       14,035,995        10,847,537
                                                 ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                     JESUP & LAMONT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                               NINE MONTHS        NINE MONTHS
                                                                                  ENDED              ENDED
                                                                              September 30,      September 30,
                                                                                  2008               2007
                                                                              ------------       ------------
Cash flows from operating activities

  Net loss .............................................................      $ (9,511,625)      $ (5,173,432)
                                                                              ------------       ------------
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization ......................................           297,461            507,986
    Amortization of customer lists .....................................           120,545             84,440
    Amortization of note and debt discount .............................           173,721            356,966
    Unrealized net (gain) loss on trading securities ...................             7,938            821,773
    Stock compensation expense .........................................           692,166            383,179
    Amortization of notes receivable ...................................           212,687            127,955
    Unrealized gains on securities received for investment banking
     services ..........................................................          (129,274)        (1,881,751)
    Gain on settlement .................................................          (806,744)                 -
    Issuance of stock to pay legal expenses ............................           170,000                  -

  (Increase) decrease in operating assets:
    Commissions receivable from clearing organizations .................            50,818           (447,071)
    Deposits at clearing organizations .................................         2,116,337         (2,598,411)
    Other receivables ..................................................          (108,550)           841,060
    Marketable trading account securities, net .........................         4,680,695          1,045,615
    Prepaid expenses and other assets ..................................            (5,824)          (818,791)
    Due from employees .................................................                 -           (521,127)

  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other liabilities ...........           292,240         (2,185,301)
    Payable to brokers, dealers and clearing organizations .............        (6,128,305)         1,435,938
    Securities sold, not yet purchased .................................           (74,487)           641,158
                                                                              ------------       ------------

      Total adjustments ................................................         1,561,424         (2,206,382)
                                                                              ------------       ------------

      Cash used by operating activities ................................        (7,950,201)        (7,379,814)

Cash flows from investing activities
  Purchases of furniture and equipment .................................          (298,030)          (212,578)
  Issuance of notes receivable to employees ............................          (448,000)                 -
                                                                              ------------       ------------

    Total cash used by investing activities ............................          (746,030)          (212,578)
                                                                              ------------       ------------

Cash flows from financing activities
  Payments of notes payable and line of credit .........................        (1,725,339)        (4,190,050)
  Proceeds from sale of preferred stock ................................         1,997,495                  -
  Proceeds from common stock subscribed ................................         2,619,996          2,000,000
  Proceeds from sale of common stock ...................................         6,038,105            895,276
  Fees and commissions paid for sale of stock ..........................          (288,183)          (269,662)
  Proceeds from line of credit .........................................                 -          1,999,450
  Dividends paid on preferred stock ....................................                 -            (85,167)
  Payments on short-term loans - related parties .......................                 -         (1,000,000)
  Proceeds from short-term loans - related parties .....................                 -          1,000,000
  Proceeds from issuance of notes payable ..............................                 -          6,387,158
                                                                              ------------       ------------

    Total cash provided by financing activities ........................         8,642,074          6,737,005
                                                                              ------------       ------------

  Net increase (decrease) in cash and cash equivalents .................           (54,157)          (855,387)

  Cash and cash equivalents at beginning of period .....................           535,536            990,085
                                                                              ------------       ------------

  Cash and cash equivalents at end of period ...........................      $    481,379       $    134,698
                                                                              ============       ============

                  See accompanying notes to the condensed consolidated financial statements.

                                                       6

                                     JESUP & LAMONT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued
                                                                               NINE MONTHS        NINE MONTHS
                                                                                  ENDED              ENDED
                                                                              September 30,      September 30,
                                                                                  2008               2007
                                                                              ------------       ------------
Supplemental cash flow information:

  Interest paid ........................................................      $    807,974       $    599,797
                                                                              ============       ============
Supplemental disclosures of non-cash investing and financing activities:
  Accrued preferred stock dividends, net of payments ...................      $    181,109       $     41,610
                                                                              ============       ============
  Line of credit converted to note payable .............................      $  1,999,450       $          -
                                                                              ============       ============
  Notes payable canceled ...............................................      $    861,105       $          -
                                                                              ============       ============
  Other assets offset against notes payable ............................      $    675,297       $          -
                                                                              ============       ============
  Issuance of note to pay liability ....................................      $     50,640       $          -
                                                                              ============       ============
  Acquisition of treasury stock in settlement of receivable ............      $    733,765       $          -
                                                                              ============       ============
  Acquisition of Long Island Office:
    Cancellation of note ...............................................      $          -       $  4,162,856
    Accrued liabilities ................................................      $          -       $    921,068
                                                                              ------------       ------------
                                                                              $          -       $  5,083,924
                                                                              ============       ============
  Issuance of stock to pay liability ...................................      $    170,000       $    768,735
                                                                              ============       ============
  Notes converted to common stock ......................................      $          -       $    100,000
                                                                              ============       ============
  Issuance of note receivable to employee ..............................      $          -       $    200,000
                                                                              ============       ============
  Conversion of preferred stock to common stock ........................      $                  $    199,992
                                                                              ============       ============

                  See accompanying notes to the condensed consolidated financial statements.

                                                       7

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1. SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying interim consolidated financial statements of Jesup & Lamont, Inc. ("JLI") and its wholly owned subsidiaries; Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC"), (collectively, the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

         SHARE BASED COMPENSATION. The Company accounts for share based compensation under the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

Reclassifications

         Certain reclassifications have been made to prior period consolidated financial statements to conform to current period presentation.

2. SHARE BASED COMPENSATION

         During the nine months ended September 30, 2008, the Company granted 100,000 shares of the Company's common stock and options to acquire 625,000 shares of the Company's common stock, with exercise prices of $1.03 - $1.50 per share, which had an aggregate fair value of $428,520. The Company recorded a compensation charge of $692,166 for the nine months ended September 30, 2008, relating to the amortization of the fair value associated with options and stock granted. The Company will amortize the remaining values over the remaining vesting periods of the options and stock.

         The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options. Principal assumptions used in applying the Black-Scholes model for the nine months ending September 30, 2008 are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

         Had the Company determined compensation expense of employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with the guidelines of SFAS 123, its net income would have been decreased to the pro forma amounts indicated below:

                                                        Nine months ended           Three months ended
                                                          September 30,                September 30,
                                                   --------------------------   --------------------------
                                                       2008           2007          2008           2007
                                                   -----------    -----------   -----------    -----------
Net loss applicable to common stockholders
 as reported ...................................   $(9,692,734)   $(5,300,932)  $(4,613,837)   $(1,996,510)

Subtract stock-based employee compensation
 expense related to stock options determined
 under fair value method .......................             -       (479,732)            -       (244,956)
                                                   -----------    -----------   -----------    -----------

   Pro forma ...................................   $(9,692,734)   $(5,780,664)  $(4,613,837)   $(2,241,466)
                                                   ===========    ===========   ===========    ===========

Net loss per share applicable to common
 stockholders:
   As reported:
     Basic: ....................................   $     (0.69)   $     (0.49)  $     (0.24)   $     (0.18)
                                                   ===========    ===========   ===========    ===========

     Diluted: ..................................   $     (0.69)   $     (0.49)  $     (0.24)   $     (0.18)
                                                   ===========    ===========   ===========    ===========
   Pro forma:
     Basic: ....................................   $     (0.69)   $     (0.53)  $     (0.24)   $     (0.20)
                                                   ===========    ===========   ===========    ===========
     Diluted: ..................................   $     (0.69)   $     (0.53)  $     (0.24)   $     (0.20)
                                                   ===========    ===========   ===========    ===========

3. NOTES RECEIVABLE

         The Company has advanced funds to certain registered representatives in Company owned offices. The notes receivable by location, were as follows:

                                                  September 30,     December 31,
                                                      2008              2007
                                                  ------------      -----------
         New York .............................   $    200,000      $   200,000
         Boston ...............................        655,333          273,833
         San Francisco ........................        251,562          455,000
         Boca Raton ...........................         66,500                -
         Longwood .............................         41,139           50,388
                                                  ------------      -----------
         Total notes receivable ...............   $  1,214,534      $   979,221
                                                  ============      ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                    September 30,   December 31,
                                                        2008           2007
                                                    ------------   ------------
         Trademarks .............................   $  3,282,077   $  3,282,077
         Customer lists .........................      1,157,266      1,157,266
         Goodwill ...............................     13,272,165     13,272,165
                                                    ------------   ------------
                                                      17,711,508     17,711,508
                                                    ------------   ------------
         Less: accumulated amortization..........       (255,560)      (135,015)
                                                    ------------   ------------
                                                    $ 17,455,948   $ 17,576,493
                                                    ============   ============

         Amortization expense for intangible assets totaled $120,545 and $84,440 for the nine months ended September 30, 2008 and 2007, respectively.

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

As part of our impairment tests, we performed sensitivity analyses with our principal assumptions. The impact on our estimated fair values of a 1% change in our principal assumptions approximated the following:

         Principal Assumption                                Amount
         --------------------                               --------
         Revenue growth rates ........................      $160,000
         Expense reduction as percentage of revenue...      $900,000
         Useful lives over which cash flows occur ....      $ 90,000
         Residual value at end of useful life ........      $ 10,000
         Weighted average cost of capital ............      $750,000

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                    September 30,   December 31,
                                                        2008           2007
                                                    ------------   ------------
         Accrued payroll, commissions and taxes..   $  1,196,175   $  1,114,496
         Accounts payable .......................      1,430,084        778,918
         Accrued legal expenses .................        248,470      1,288,116
         Accrued preferred stock dividends ......        407,050        226,099
         Stock subscription advance .............        974,980      1,017,000
         Other accrued expenses and liabilities .      1,027,795        567,685
                                                    ------------   ------------
                                                    $  5,284,554   $  4,992,314
                                                    ============   ============

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

6. NOTES PAYABLE

Notes payable consisted of the following:
                                                     September 30,  December 31,
                                                         2008           2007
                                                     -------------  ------------

Convertible notes payable to investors, interest
 payable at 6.5% percent quarterly. Notes mature
 March 28, 2012. Notes convertible into common
 stock at $2.39 per share. .........................  $ 6,207,158   $ 6,387,158

Unsecured notes payable to previous owners of Jesup
 & Lamont Holding Corporation. Notes accrue interest
 at four percent payable annually. The principal is
 payable at maturity on October 1, 2011. ...........    1,638,895     2,500,000

Note payable to bank (see note 7). .................    1,399,450             -

Subordinated note payable to EFH Partners, interest
 of twenty percent payable at maturity on February
 17, 2007. The note was extended to April 1, 2009 at
 four percent interest. ............................      222,500     1,000,000

Unsecured note payable to a Company registered
 Representative which accrues interest at five
 percent per annum. Principal and interest payable
 on demand. ........................................       81,534       246,533

Unsecured note payable to FINRA.  Note is non
 interest bearing and is payable in equal install-
 ments due September 1 and December 1, 2008 ........       47,801             -
                                                      -----------   -----------

Total principal payable. ...........................  $ 9,597,338   $10,133,691

Less: Unamortized discount on notes to previous
 owners of Jesup & Lamont Holding Corporation. .....     (193,794)     (367,515)
                                                      -----------   -----------

                                                      $ 9,403,544   $ 9,766,176
                                                      ===========   ===========

The annual maturities of principal on the notes payable are as follows:

                                   Year Ending
                                   December 31,
                                   ------------
                        2008 ...............  $   129,335
                        2009 ...............    1,371,950
                        2010 ...............            -
                        2011 ...............    1,638,895
                        2012 ...............    6,207,158
                                              -----------
                                              $ 9,347,338
                                              ===========

         Interest expense related to notes payable totaled $574,057 and $511,760 for the nine months ended September 30, 2008 and 2007, respectively.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

         On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable. Under the new note payable, 100% of EFG's and JLSC's stock is still pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note carries interest at the Bank's Prime Rate plus 4% (8.0% at September 30, 2008). We paid $250,000, $250,000 and $100,000 toward the principal on the note on August 1, 2008, May 1, 2008 and March 31, 2008, respectively. The note calls for monthly interest payments. Repayments of principal are due as follows:

                  Due Date                             Amount
         ----------------------------                ----------
         November 3, 2008 ...........                $  250,000
         January 29, 2009 ...........                $1,149,450

The November 3, 2008 payment was subsequently paid.

8. DUE TO CLEARING ORGANIZATIONS

         The balance due to clearing organizations includes a balance of $1,157,188 owed to EFG's clearing firm, under a promissory note with the clearing broker. A total of $500,000 of this balance relates to a fee charged to enter into the promissory note agreement. This promissory note memorialized JLI's previous agreement with the clearing broker which precludes them from collecting this note from EFG. The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity. The note is personally guaranteed by JLI's Chairman and JLI's President and CEO. The note, as had been previously agreed with the clearing broker, was also collateralized by warrants held by the Company and was further cross collateralized by all of the shares of JLI held by EFH Partners, Inc. (See note 15.)

         The clearing broker has notified us they believe EFG was over paid for past services in prior years by approximately $1.4 million. We disagree and believe we owe nothing for past services. If the clearing broker ultimately asserts this claim for payment, we will vigorously defend this matter.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Equity market-making trading revenues consisted of the following:

                                      Nine months ended           Three months ended
                                         September 30,               September 30,
                                  -------------------------   -------------------------
                                      2008          2007          2008          2007
                                  -----------   -----------   -----------   -----------
Net realized gains and losses .   $ 5,917,098   $ 7,296,813   $ 1,570,842   $ 1,638,974
Unrealized gains ..............       860,957     1,067,221       116,770       252,606
Unrealized losses .............      (444,329)   (1,888,994)     (139,695)     (280,747)
                                  -----------   -----------   -----------   -----------
Trading income, net ...........   $ 6,333,726   $ 6,475,040   $ 1,547,917   $ 1,610,833
                                  ===========   ===========   ===========   ===========

10. INVESTMENT BANKING INCOME AND NET GAINS ON SECURITIES RECEIVED FOR INVESTMENT BANKING SERVICES

         Investment banking income consists of cash fees and warrants or other securities received as payment for our investment banking services. These warrants and other securities are included in securities not readily marketable. The Black-Scholes valuation model is used to estimate the fair value of the warrants and securities received. Investment banking revenues consisted of the following:

                                      Nine months ended           Three months ended
                                         September 30,               September 30,
                                  -------------------------   -------------------------
                                      2008          2007          2008          2007
                                  -----------   -----------   -----------   -----------
Investment banking fees .......   $ 2,559,798   $ 8,440,045   $ 1,333,375   $ 1,624,706
Fair value of warrants received       784,063       583,550             -             -
                                  -----------   -----------   -----------   -----------
Investment banking income .....   $ 3,343,861   $ 9,023,595   $ 1,333,375   $ 1,624,706
                                  ===========   ===========   ===========   ===========

         The volatility of stock prices underlying these warrants and securities can result in significant price fluctuations in short periods of time. These fluctuations in the value of the warrants result in warrant gains or losses. Net gains (losses) on securities received for services consisted of the following:

                                      Nine months ended           Three months ended
                                         September 30,               September 30,
                                  -------------------------   -------------------------
                                      2008          2007          2008          2007
                                  -----------   -----------   -----------   -----------
Realized gains ................   $   230,224   $   169,823   $         -   $         -
Unrealized gains (losses) .....      (654,789)     (329,782)     (190,602)      380,956
                                  -----------   -----------   -----------   -----------
                                  $  (424,565)  $  (159,959)  $  (190,602)  $   380,956
                                  ===========   ===========   ===========   ===========

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Calculation of net loss per share is as follows:

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      2008            2007            2008            2007
                                                  ------------    ------------    ------------    ------------
Numerator for loss per share:
  Net loss .....................................  $ (9,511,625)   $ (5,173,432)   $ (4,522,694)   $ (1,949,776)
  Preferred stock dividends ....................  $   (181,109)   $   (127,500)   $    (91,143)   $    (46,734)
                                                  ------------    ------------    ------------    ------------
  Loss attributable to common stockholders .....  $ (9,692,734)   $ (5,300,932)   $ (4,613,837)   $ (1,996,510)
                                                  ============    ============    ============    ============

Denominator:
  Basic weighted-average shares ................    14,035,995      10,847,537      19,098,672      11,082,381
  Outstanding stock options ....................             -               -               -               -
  Outstanding warrants .........................             -               -               -               -
  Convertible securities .......................             -               -               -               -
                                                  ------------    ------------    ------------    ------------
  Diluted weighted-average shares ..............    14,035,995      10,847,537      19,098,672      11,082,381
                                                  ============    ============    ============    ============
Basic and diluted loss per share:
  Basic loss per share .........................  $      (0.69)   $      (0.49)   $      (0.24)   $      (0.18)
                                                  ============    ============    ============    ============
  Diluted loss per share .......................  $      (0.69)   $      (0.49)   $      (0.24)   $      (0.18)
                                                  ============    ============    ============    ============

Due to their anti-dilutive effect, the following
 potential common shares have been excluded from
 the computation of diluted loss per share:
  Stock options ................................     3,431,522       3,984,443       3,431,522       3,984,443
  Warrants .....................................     8,583,828       4,146,072       8,583,828       4,146,072
  Convertible preferred stock Series C .........       353,100         353,100         353,100         353,100
  Convertible preferred stock Series F .........       781,527         819,987         781,527         819,987
  Convertible preferred stock Series G .........     2,481,360               -       2,481,360               -
  Convertible notes ............................     2,597,124       2,672,437       2,597,124       2,672,437
  Common stock subscribed ......................     2,485,442       1,622,718       2,485,442       1,622,718
  Warrants subscribed ..........................       293,812         811,359         293,812         811,359
                                                  ------------    ------------    ------------    ------------
                                                    21,007,715      14,410,116      21,007,715      14,410,116
                                                  ============    ============    ============    ============

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

13. EQUITY

         For the nine months ended September 30, 2008, the Company recorded the following stock, equity warrant and convertible debenture transactions:

         During August and September 2008 JLI received stock subscriptions totaling $282,500 for a stock offering to be completed during the fourth quarter of 2008.

         As of August 7, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $175,000 to purchase a total of 205,554 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 51,388 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors.

         In July 2008, JLI entered into agreements to sell an aggregate subscription amount of $1,162,497 to purchase a total of 1,096,695 shares of common stock, par value $0.01 per share at $1.06 per share, the closing price on July 11, 2008.

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

         On May 13, 2008, JLI entered into agreements to sell an aggregate amount of $1,038,105 to purchase a total of 1,219,363 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 304,841 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events. The investors received one warrant, priced at $0.125 per warrant, for each four shares of Common Stock received. The agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

         On April 9, 2008, JLI entered into agreements to sell 7,739,938 shares of common stock, par value $0.01 per share, at a price of $0.646 per share, the closing price on April 9, 2008, for an aggregate amount of $5,000,000. The agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.

         As of March 3, 2008, the Company entered into agreements to sell $1,997,495 of units in a private placement to accredited investors. Each unit consisted of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the Company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008. The agreement also includes JLI's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, the Company may pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-KSB, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date.

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

         In May 2008, we received 524,118 shares of our common stock which we recorded as $733,765 of treasury stock valued at $1.40 per share.

         During 2008 we issued a total of 303,870 shares of our common stock in exchange for legal services valued at $170,000.

         During 2008, 38,568 shares of our common stock were issued for exercised warrants.

         During 2008, we incurred expenses related to our stock offerings totaling $288,183.

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

         At September 30, 2008, the Plans had outstanding options to purchase 3,431,522 shares of the Company's common stock. These options have been granted to officers, directors and key employees. Of the 3,431,522 options, 943,000 options were granted to employees, 1,025,000 were granted to our "Named Executive Officers", and 435,000 were granted to current outside members of the Board of Directors.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

14. INCOME TAXES

The federal and state income tax provisions are summarized as follows:

                                         Nine months ended    Three months ended
                                         September 30, 2008   September 30, 2008
                                         ------------------   ------------------
         Current
            Federal ..................        $      -             $      -
            State ....................               -                    -
                                              --------             --------
                                                     -                    -
                                              --------             --------
         Deferred
            Federal ..................               -                    -
            State ....................               -                    -
                                              --------             --------
                                                     -                    -
                                              --------             --------
         Total provision (benefit) for
          Income taxes                        $      -             $      -
                                              ========             ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that, based on current operations and future projections, the benefit arising from deferred tax assets totaling $2,117,000 will be realized. However, Management also believes any additional deferred tax assets which could be recorded may not be realized, and accordingly, we recorded a valuation allowance totaling $5,636,000 at September 30, 2008. The components of the Company's deferred tax assets at September 30, 2008 were as follows:

         Deferred tax assets:
           Net operating loss carryforwards ............   $10,060,000
           Amortization of intangibles .................       554,000
                                                           -----------
           Deferred tax assets .........................    10,614,000
                                                           -----------
         Deferred tax liabilities:
           Value of warrants received for services .....      (544,000)
           Amortization of intangibles .................      (509,000)
                                                           -----------
           Deferred tax liabilities ....................    (1,053,000)
                                                           -----------
         Net deferred tax assets .......................     9,561,000
           Less:  Valuation allowance ..................    (7,444,000)
                                                           -----------
           Net deferred tax assets .....................   $ 2,117,000
                                                           ===========

         The Company has net operating loss carryforwards for federal tax purposes of approximately $25,150,000 which expire in years 2022 through 2028. The intangibles being amortized are primarily Internal Revenue Code Section 197 intangibles that must be amortized over 15 years for tax purposes. Specifically, the intangibles are customer base intangibles that have been fully amortized or written off due to impairment as required under SFAS 142.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

15. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

         A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before FINRA alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG. To that end, Claimant has asserted claims against EFG for tortuous interference with contract and unfair competition. Claimant seeks $10,000,000 in damages from EFG. EFG denies the material allegations of the Statement of Claim and is vigorously defending this action. EFG has also asserted a counterclaim against Claimant for unfair competition. The parties appeared for several hearings in this arbitration in 2007and 2008.

         On November 12, 2008, EFG received a notice from FINRA that an arbitration award has been made against EFG for $772,000 plus costs and fees of approximately $100,000. EFG is considering filing a motion to vacate the award, which it believes to be excessive, or to negotiate a settlement for a reduced amount.

         In the opinion of management, based on discussions with legal counsel, any unrecorded loss resulting from the outcome of this claim will not have a material adverse affect on the financial position or results of operations of the Company. (See note 19.)

         A former employee has filed a claim against the Company in the amount of $5 million alleging employee discrimination. Another former employee has filed a claim against the Company in the amount $500,000 alleging breach of contract and wrongful termination. A former broker has filed a claim against the Company in the amount of $1 million alleging excessive charges. The Company intends to defend these claims vigorously and in the opinion of management, based on its discussions with legal counsel, the outcome of these claims will not result in a material adverse affect on the financial position or results of operations of the Company or its subsidiaries.

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

         A customer of a retail broker brought an arbitration claim against the Company for sales practice violations, negligence and breach of fiduciary duty. We settled the claim in March 2008 and paid $700,000. Of this amount, $350,000 was recovered from our insurance carrier, and the remainder was expensed to operations.

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

         On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008. (See note 19.)

Merger of JLSC and EFG

         On June 6, 2008, we filed an application to FINRA under Rule 1017(a) to transfer the operations of EFG to JLSC. Upon approval of this transfer, EFG will withdraw from FINRA membership and cease operations as a broker dealer. (See note 19.)

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

                      JESUP & LAMONT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at September 30, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to September 30, 2008. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

         Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $250,000. We have not experienced any previous losses due to this policy.

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

         At September 30, 2008, EFG reported net capital of $540,379, which was $182,879 above the required net capital of $357,500. At September 30, 2008, JLSC reported net capital of $363,928, which was $263,928 above the required net capital of $100,000. (See note 19.)

         The ratio of aggregate indebtedness to net capital was 3.19 to 1 for EFG and 4.03 to 1 for JLSC. EFG and JLSC are exempt from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker dealers on a fully-disclosed basis.

19. SUBSEQUENT EVENTS

         During November 2008, JLI received cash totaling $2,400,000 from agreements entered into as part of strategic partnerships anticipated to be completed in 2009, of which, $2,000,000, is expected to be credited back to the strategic partner in the future against performance of future services. Any portion of the $2,000,000 not offset by credits will become due and payable in 2018.

         On November 13, 2008, JLI issued a press release announcing that as at the close of business, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, that EFG will immediately cease conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008. We will continue to conduct our securities business through our principal subsidiary, JLSC. We are considering filing a motion to vacate the award, which we believe to be excessive, or to negotiate a settlement for a reduced amount. However, whether or not the award is vacated or reduced, we plan to continue operations through JLSC.

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

         As used in this report, the term "JLI" refers to Jesup & Lamont, Inc. The term "EFG" refers to Empire Financial Group, Inc., the term "EIA" refers to Empire Investment Advisors, Inc. and the term "JLSC" refers to Jesup & Lamont Securities Corporation, each of which is a wholly-owned subsidiary of Jesup & Lamont, Inc. The terms "we" and "us" as used in this report refer to Jesup & Lamont, Inc. and its operating subsidiaries.

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

         Our goodwill was recorded for acquisitions which are approximately two years old. We believe we have not nearly begun to realize the fair value of these acquisitions or the synergies which we believe will be realized from combining with our pre acquisition operations. For example, investment banking and the gains from warrants and other securities received from those services is becoming a primary line of business. Investment banking income and gains on securities received for those services for the years ended December 31, 2005 and 2004, totaled $266,410 and $0, respectively. However, investment banking income and gains on securities received for those services totaled $11,449,695 and $3,543,625 for the years ended December 31, 2007 and 2006, respectively, and $2,919,296 for the nine months ended September 30, 2008. Furthermore, during May 2008 we added a fixed income trading business to our product group and recruited a well known individual with a proven history to build this business. We believe that adding fixed income trading to our business model will strengthen the foundation of our business for the future.

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

RESULTS OF OPERATIONS:

         The results of our operations for the three months and nine months ended September 30, 2008 as compared to the same periods in 2007 were adversely impacted by general market and economic conditions and the cost of the addition of a new line of business.

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

         Our investment banking business has been adversely impacted by the general downturn in economic activity and the resulting decline in the number of financial transactions. The decline in investment banking revenue in the nine months ended September 30, 2008, is especially dramatic when compared to the same period in 2007 as we recorded the highest investment banking revenue in our history in the second quarter of 2007.

Further discussions of the results of our operations are provided below.

         Three months ended September 30, 2008 compared to three months ended September 30, 2007:

Revenues:
---------

         Total revenues for the three months ended September 30, 2008 were $9,651,574, a decrease of $2,494,953, or 21%, from total revenues of $12,146,527 for the same period in 2007. This decrease is primarily due to the reasons described below:

         Commissions and fees revenues for the three months ended September 30, 2008 were $6,960,884, a decrease of $1,569,148 or approximately 18%, from our commissions and fees revenues of $8,530,032 for the comparable period in 2007. The decrease was primarily due to general market conditions confronting the financial services industries. Commissions and fees revenues accounted for approximately 72% and 70%, of our total revenues for the three month periods ended September 30, 2008 and 2007, respectively.

         For the three months ended September 30, 2008 trading income was $1,547,917, a decrease of $62,916, or approximately 4%, from our trading income of $1,610,833 for the comparable period in 2007. Trading income accounted for approximately 16% and 13%, of our total revenues for the three month periods ended September 30, 2008 and 2007, respectively.

         For the three months ended September 30, 2008, our investment banking revenues were $1,333,375, a decrease of $291,331, or approximately 18%, from our investment banking revenues of $1,624,706 for the comparable period in 2007. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 14% and 14% of our revenues for the three month periods ended September 30, 2008 and 2007, respectively.

         For the three months ended September 30, 2008 losses on securities received from investment banking services were ($190,602), a decrease of ($571,558), or approximately 150%, from our gains of $380,956 for the comparable period in 2007. Losses and gains on securities received for investment banking services accounted for approximately (2%) and 3%, of our total revenues for the three month period ended September 30, 2008 and 2007, respectively.

Expenses:
---------

         Employee compensation and benefits were $3,122,509 and $5,521,709 for the three months ending September 30, 2008 and 2007, respectively. The decrease of $2,399,200, or 43%, was due primarily to a change in the mix of our revenues to more commission based revenues and a reduction in number of employees in 2008 due to our plan to cut costs.

         Commissions and clearing costs were $8,127,243 and $6,193,056 for the three months ending September 30, 2008 and 2007, respectively. The increase of $1,934,187, or 31%, was due primarily to a change in the mix of our revenues to revenues with predominantly higher commissions.

         General and administrative expenses were $2,722,383 and $2,117,605 for the three months ending September 30, 2008 and 2007, respectively. The increase of $604,778, or 29%, was due primarily to increased regulatory related expenses.

         Interest expense was $210,362 and $306,342 for the three months ending September 30, 2008 and 2007, respectively. The decrease of $95,980, or 31%, was due primarily to payment of notes outstanding in 2007.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $4,522,694 for the three months ended September 30, 2008 as compared to a net loss of $1,949,776 for the three months ended September 30,2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

Revenues:
---------

         Total revenues for the nine months ended September 30, 2008 were $31,266,802, a decrease of $8,955,427, or 22%, over total revenues of $40,222,229 for the same period in 2007. This decrease is primarily due to the reasons described below:

         Commissions and fees revenues for the nine months ended September 30, 2008 were $22,013,780, a decrease of $3,453,323 or approximately 14%, from our commissions and fees revenues of $25,467,103 for the comparable period in 2007. The decrease was primarily due to general market conditions. Commissions and fees revenues accounted for approximately 70% and 63%, of our total revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

         For the nine months ended September 30, 2008 trading income was $6,333,726, an increase of $442,236, or 8% from our trading income of $5,891,490 for the comparable period in 2007. Trading income accounted for approximately 20% and 15%, of our total revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

         For the nine months ended September 30, 2008, our investment banking revenues were $3,343,861, a decrease of $5,679,734, or approximately 63%, from our investment banking revenues of $9,023,595 for the comparable period in 2007. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 11% and 22% of our revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

         For the nine months ended September 30, 2008 losses on securities received from investment banking services were ($424,565), an increase in the loss of ($264,606), or approximately 165% increase, from our losses of ($159,959) for the comparable period in 2007. Losses on securities received for investment banking services accounted for approximately (1%) and (0%), of our total revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

Expenses:
---------

         Employee compensation and benefits were $8,557,737 and $14,792,630 for the nine months ending September 30, 2008 and 2007, respectively. The decrease of $6,234,893, or 42%, was due primarily to reduced compensation related to payouts on investment banking income, a change in the mix of our revenues to more commission based revenues, and a reduction in number of employees due to our plan to cut costs.

         Commissions and clearing costs were $24,345,027 and $22,748,034 for the nine months ending September 30, 2008 and 2007, respectively. The increase of $1,596,993, or 7%, was due primarily to a change in the mix of our revenues to revenues with predominantly higher commissions.

         General and administrative expenses were $7,417,722 and $7,059,338 for the nine months ending September 30, 2008 and 2007, respectively. The increase of $358,384, or 5%, was due to increased regulatory related expenses.

         Interest expense and financing fee for the nine months ending September 30,2008 increased to $1,307,974, as compared to $1,245,516 for the nine months ending September 30, 2007. The increase of $62,458, or 5%, was due primarily to a $500,000 fee due to our clearing firm offset by the reduction in interest due to payment of notes outstanding in 2007.

         For the nine months ended September 30, 2008 the Company entered into a settlement agreement with a former officer and realized a net non-cash gain of $806,744.

         As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $9,511,625 for the nine months ended September 30, 2008 as compared to a net loss of $5,173,432 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our business primarily through private placements of stock and debt offerings.

         Stockholders' equity decreased $4,592,594 to $12,212,263 at September 30, 2008, compared to $16,804,857 at September 30, 2007. This decrease is primarily due to net losses incurred, partially offset by sales of our common and preferred stock.

         Due to the net losses incurred, as adjusted for non-cash charges, offset by changes in operating assets and liabilities, net cash used by operations for the nine months ended September 30, 2008 was $7,950,201 as opposed to net cash used by operations for the same period in 2007 of $7,379,814.

         Cash used in investing activities for the nine months ended September 30, 2008 was $746,030. The Company invested $448,000 in notes receivable primarily to expand its Boston office and purchase furniture and equipment.

         Cash provided from financing activities for the nine months ending September 30, 2008 was $8,642,074. The Company raised $1,997,495 and $6,038,105 from the sale of preferred stock and common stock respectively, and $2,619,996 from the subscription of common stock, and made payments of $1,725,339 against notes payable.

         The Company anticipates raising additional capital in 2008 and 2009 to finance the operations of the Company and provide sufficient liquidity through at least December 31, 2009. However, there can be no assurance that we will be successful in raising this capital.

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

         We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at September 30, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to September 30, 2008. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

         We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty. We have performed a Company wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at September 31, 2008 will not have a material adverse effect on our consolidated financial position or results of operations.

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

         On November 13, 2008, JLI issued a press release announcing that as at the close of business, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, that EFG will immediately cease conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008. We will continue to conduct our securities business through our principal subsidiary, JLSC. We are considering filing a motion to vacate the award, which we believe to be excessive, or to negotiate a settlement for a reduced amount. However, whether or not the award is vacated or reduced, we plan to continue operations through JLSC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During August and September 2008 JLI received stock subscriptions totaling $282,500 for a stock offering to be completed during the fourth quarter of 2008.

         As of August 7, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $175,000 to purchase a total of 205,554 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 51,388 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors.

         In July 2008, JLI entered into agreements to sell an aggregate subscription amount of $1,162,497 to purchase a total of 1,096,695 shares of common stock, par value $0.01 per share at $1.06 per share, the closing price on July 11, 2008.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On November 12, 2008, EFG received a notice from FINRA that an arbitration award has been made against EFG for $772,000 plus costs and fees of approximately $100,000.

         On November 13, 2008, JLI issued a press release announcing that as at the close of business, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, that EFG will immediately cease conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008. We will continue to conduct our securities business through our principal subsidiary, JLSC. We are considering filing a motion to vacate the award, which we believe to be excessive, or to negotiate a settlement for a reduced amount. However, whether or not the award is vacated or reduced, we plan to continue operations through JLSC.

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


                                        JESUP & LAMONT, INC.
                                        (Registrant)


Date: November 14, 2008                 By: /s/ Donald A. Wojnowski Jr.
                                            ---------------------------
                                            Donald A. Wojnowski Jr.
                                            President/CEO
                                            (Principal Executive Officer)


Date: November 14, 2008                 By: /s/ James M. Matthew
                                            --------------------
                                            James M. Matthew
                                            Chief Financial Officer
                                            (Principal Financial Officer)