Form 10-K
period 2008-12-31
JESUP & LAMONT, INC.
filed 2009-04-15
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No.: 1-31292

JESUP & LAMONT, INC.

(Name of small business issuer in its charter)

Florida	56-3627212
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 Fifth Avenue
New York, New York 10019
(Address of principal executive offices) (Zip Code)

(212) 307-2660
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	NYSE Amex

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Non-accelerated filer ☐
Accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer  as of June 30, 2008, the last business day of the Issuer’s most recently completed second fiscal quarter, computed by reference to the closing price of Issuer's common stock reported on the NYSE Amex on such date was $9,108,260.

The number of shares of outstanding Issuer's common stock, $.01 par value per share, as of March 23, 2009 was 21,873,582.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

This Annual Report on Form 10-K contains statements about future events and expectations which are "forward-looking statements." Any statement in this 10-K that is not a statement of historical fact may be deemed to be a forward-looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, capital impairments, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. (formerly Empire Financial Holding Company) ("JLI" or the "Company") and our wholly-owned subsidiaries: Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC").

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We provide securities brokerage, investment banking, market making and order execution services in all 50 states, Europe, Asia and other locations through Jesup and Lamont Securities Corporation (JLSC).  Brokerage services are provided to both retail and institutional customers. During the year, we also conducted business through Empire Financial Group (EFG), which ceased doing business on November 12, 2008.  See Note 19 to the Financial Statements. In addition, we also provide investment advisory and asset management services.

Growth Strategy

Our current growth strategy is a combination of growth by acquisition and organic growth of our existing and acquired businesses. We plan to build a mix of financial services and products that provide a varied and continuing revenue stream, not solely dependent on market conditions, to build stable profitability. As examples, we intend to continue building our institutional sales and research businesses. We also intend to focus on expanding the scope of our international trading ADR and ordinary business. In addition, we plan on continuing to build our fixed income business. During 2008, the Company began a strategic initiative that would emphasize growth in high margin businesses and curtail those that have been determined to be at lower margins. As part of that strategy, the Company began a fixed income department and anticipates that this business will be a growth area for the Company.  The company’s strategy is to develop fixed income capabilities and to market fixed income products through its existing retail broker network from JLSC and EFG, customer base and other existing company assets. The leveraging of the Company’s Jesup and Lamont brand name and its long standing operating history expedite its entrance into this new business line. The Company believes that this new strategic initiative is beneficial to its customer base since it provides safer investment products and at the same time provides higher gross margins and will assist the company’s return to profitability.

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

We also intend to continue to service other broker dealers as well as our independent and employee financial advisor base. We plan to expand the number of securities for which we make a market and aggressively market our established order execution capabilities to additional domestic and international broker dealers, hedge funds and institutions. We intend to capitalize by focusing on the underserved small to mid-size institutions. We intend to provide  services that are usually reserved for larger institutional clients. We will continue to strengthen our relationships with customers utilizing technology and a high degree of service. Continued implementation of these strategies will increase our transaction volume thus increasing our net trading revenues. We also believe that continuing improvements in our capital structure and a return to profitability will provide the platform to allow us to increase the number of transactions we process for unaffiliated broker dealers and institutions.

Brokerage Services

Full Service Brokerage Services

Through our wholly owned subsidiary (JLSC) we provide full service brokerage services directly to our retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. Experienced registered representatives execute buy and sell orders for customers for stocks, bonds, traded options, commodities, and financial derivatives and, where requested, provide account management, advisory information and oversight services. Our customers also receive back office support, client statements and reports, branch office regulatory compliance support and advisory services. Approximately 72% of our 2008 revenues and approximately 65% of our 2007 revenues were derived from commissions and fees generated in connection with our retail financial brokerage services.

Ancillary Services

We support our full service brokerage operation and our network of affiliated and unaffiliated broker dealers by offering the following ancillary services:

•
MARKET DATA AND FINANCIAL INFORMATION. We continually receive a direct line, or feed, of detailed quote data, market information and news. Our retail customers can create their own personal watch list of stocks and options for quick access to current pricing information. We provide our customers with access to various real-time quotes services.

•
PORTFOLIO TRACKING AND RECORDS MANAGEMENT. Customers have online access to a listing of all their portfolio assets held with us, cost basis (if purchased through us), current price and current market value. The system offers the ability to transfer data to popular software programs such as Microsoft Money and Quicken to allow our customers to calculate unrealized profits and losses for each asset held in addition to the many other features these programs may offer. Online account holders may elect to receive electronic confirmations and detailed monthly statements. All clients receive printed confirmations and statements unless they elect to receive confirmations and statements electronically. Our clearing firms provide for the transmittal of proxy, annual report and tender offer materials to our customers.

•
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

•
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

Fixed Income Business

During 2008, the company made a strategic decision to enter the fixed income segment of the business. As part of that effort, the firm, under its Jesup and Lamont Securities Corp. subsidiary, developed expertise in three major areas; municipal bond trading, corporate/high yield bond trading and certificate of deposit underwritings. These businesses were initially established with a focus on institutional clients with the anticipation that the desks would have a liaison to our retail operations. By the end of 2008, all desks were fully staffed and operational.

Strategically, the fixed income business unit should provide for more stable earnings as its business tends to be stronger when equities are under pressure. Additionally, margins in the company’s fixed income unit tend to higher, on average, than margins in the equity side of the business. Finally during the current difficult economic environment, the fixed income business has been seen as a flight to quality and has helped offset the weakness seen in the equities business units. Revenues generated from these sources were less than 5% of total 2008 revenues.

Market Making And Order Execution Services

We provide market making and order execution services for affiliated and unaffiliated broker dealers and institutions. Our systems allow us to receive orders telephonically or electronically. Our services consist of filling orders received from independent broker dealers to buy securities or sell securities in domestic or foreign securities. As a market maker, we offer to buy shares from, or sell shares to, broker dealers. We display the prices at which we are willing to buy and sell these securities and adjust our prices in response to market conditions. We sometimes commit our own capital and typically derive revenue from the difference between the prices at which we buy and sell shares. We generally receive a fee or commission for providing institutional execution services. Our trading revenues are dependent on our ability to take advantage of daily stock price fluctuations and institutional order flow. Thus, we must be able to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to increase our revenues and manage risk better. We utilize state of the art industry standard execution and compliance systems to manage our risk and seamlessly process and settle transactions with unaffiliated broker dealers. We maintain strict inventory management procedures and seek to reduce our exposure from market volatility.

Approximately 22% and 13% of our revenues for the years ended December 31, 2008 and 2007, respectively, were derived from these services.

Investment Banking Services

Our investment banking clients are primarily served from our offices in New York City and San Francisco. These offices provide services to small and medium sized companies that seek capital to expand their businesses and further implement their business plans. There are numerous companies that are too small to obtain services from the larger investment banks. We have employed personnel who have had substantial experience with larger firms who initiate, negotiate and place much needed capital to these smaller and medium sized companies from institutions and retail sources.

Our New York office engages in institutional trading utilizing experienced securities licensed professionals who both support our investment banking operations and provide institutional clients with trading and execution services.

Approximately 6% and 23% of our revenues for the years ended December 31, 2008 and 2007, respectively, were derived from investment banking services.

Investment Advisory Services

We offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers through our wholly owned subsidiaries, Empire Investment Advisors, Inc. ("EIA")and JLSC. EIA and JLSC are registered as investment advisors in all 50 states under the Investment Company Act of 1940. These services are delivered through a platform that uses a variety of independent third party providers. We believe these services enable us to establish more comprehensive relationships with our customers. The investment advisory services we provide include:

•	Investment portfolio planning with recommendations on asset allocations on customers’ risk tolerances and long term needs;

•	Recommendations and separate account manager and mutual fund research and due diligence;

•	Portfolio performance review and reallocation;

•	All-inclusive wrap accounts for registered investment advisors

These services are provided for an all-inclusive fee based on assets under management. As of December 31, 2008, the average fee being charged was approximately 140 basis points per annum of the value of our customers’ managed assets.

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

Technology

We believe our use of traditional and proprietary systems and software allows us to maintain low fixed processing and labor costs in our retail and market making businesses. We utilize direct and Internet-based order systems that link our retail, broker dealer and institutional customers to our back office and market making services. Our systems allow us to process and reconcile transactions more effectively by maximizing the use of our execution and clearing services in trade orders we receive.

We utilize third party technology vendors, employees, and local consultants to support our technology efforts. We continually evaluate our systems. We will either outsource software or technology development or use third party packages when we deem it more cost effective than building the technology.

Government Regulation

Broker Dealer Regulation

The securities industry is subject to extensive regulation under federal and state law. The Securities and Exchange Commission ("SEC") is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended(“the Exchange Act”). Our subsidiaries, EFG and JLSC, are broker dealers registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the Financial Industry Regulatory Authority ("FINRA"). Securities professionals associated with a broker-dealer also are subject to registration and supervision by FINRA. FINRA has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. FINRA conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. FINRA administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

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

         Net Capital Requirements and Liquidity

As registered broker-dealers and members of FINRA, EFG and JLSC are subject to the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing security positions conservatively. Among these deductions are adjustments which reflect the possibility of a decline in the market value of securities prior to disposition.

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

On April 9, 2008, EFG was notified by FINRA that FINRA believed that EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 as of April 3, 2008. Accordingly, EFG had to cease conducting a securities business, other than liquidating transactions, while purportedly remaining out of compliance with FINRA's interpretation. According to the notification from FINRA, the net capital deficiency had occurred as a result of EFG's purported failure to account for an unsecured debit balance totaling $2,034,929 at April 3, 2008 in EFG's net capital computation. This debit balance was primarily due to balances owed by JLI to its clearing broker. Before giving effect to the FINRA position, EFG had determined that its net capital at April 3, 2008 was $1,033,021, which exceeded the minimum net capital requirement by $564,021 (an excess amount challenged by FINRA). On April 10, 2008, the Company filed a notification under Exchange Act Rule 17a-11 with the SEC and FINRA, challenging the conclusions of FINRA.

EFG resumed full operations of conducting its securities business on April 15, 2008.In April 2008, the Company filed an action in Palm Beach County Circuit Court seeking discovery of the supporting documents, reports and analysis that were relied upon by FINRA in making an earlier determination that EFG was out of compliance with the SEC’s Net Capital Rule.

On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008.  See Note 19 to the financial statements for further details.

JLSC is a member of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

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

Employees

As of December 31, 2008, we had 189 full-time employees of which 101 were registered representatives, 7 were in management, 51 provided operation and client support for our retail and order execution services, 4 provided accounting services, 4 provided information technology services, and 22 provided order execution and market making services to our correspondents and retail client base. We also supported a network of 23 independently owned offices or OSJ's with a total of 200 independent contractors. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

Our Company

Jesup & Lamont, Inc. is organized as a corporation under the laws of the State of Florida and serves as the parent of Empire Financial Group, Inc., Empire Investment Advisors, Inc., and Jesup & Lamont Securities Corporation. The JLI principal executive offices are located at 650 Fifth Avenue, 3rd Floor, New York, NY 10019. Our shares are listed on the NYSE Amex, quoted under the symbol "JLI," and began trading in April of 2002. The JLI Web site is located at www.jesuplamont.com. Information contained in or connected to our Web sites are not a part of this report.

Our periodic filings are available on our Web site. Hard copies of our periodic filings can be requested directly from us in writing (Attn: Investor Relations). We will provide free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, our proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for our company's filings under the name "Jesup & Lamont, Inc.". You may also read and copy, for a copying fee, our filed reports at the SEC’s Public Reading Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room.

ITEM 1A.  RISK FACTORS

THE EXISTENCE AND TERMS OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE PREFERRED STOCK, STOCK SUBSCRIBED AND CONVERTIBLE DEBT IMPAIRS OUR ABILITY TO RAISE CAPITAL THROUGH SUBSEQUENT DEBT OR EQUITY OFFERINGS AND COULD IMPAIR OUR ABILITY TO OBTAIN ANY FINANCING ON FAVORABLE TERMS.

The existence and the terms of outstanding options, warrants,  convertible preferred stock, stock subscribed and convertible debt may adversely affect the terms at which we can obtain capital through additional equity financings. In addition, the terms of our convertible debt impose restrictions on our ability to obtain capital through debt financing. The holders of the options, warrants and convertible preferred stock have the opportunity to profit from a rise in the value or market price of our common stock and to exercise or convert them at a time when we could obtain equity capital on more favorable terms than those contained in these securities. The existence of these securities impairs our ability to raise capital through subsequent equity and debt offerings.

FAILURE OF OUR SECURITIES BROKERAGE SUBSIDIARIES TO MAINTAIN REQUIRED MINIMUM NET CAPITAL MAY SUBJECT THEM TO FINES, PENALTIES AND OTHER SANCTIONS INCLUDING SUSPENSION OR EXPULSION AS BROKER-DEALERS.

Our securities brokerage subsidiaries, EFG (currently dormant) and JLSC, are subject to SEC Uniform Net Capital Rule 15c3-l, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

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

At December 31, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business. See Note 19 to the financial statements.  At December 31, 2008, JLSC reported net capital of $314,609, which was $214,609 above the required net capital of $100,000.

FAILURE TO MAINTAIN NYSE AMEX LISTING.

We cannot assure you that we will be able to continue to satisfy the requirements necessary to remain listed on the NYSE Amex or that the NYSE Amex will change its rules or that the NYSE Amex will not take additional actions to delist our common stock. If for any reason, our stock were to be delisted from the NYSE Amex, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Upon any such delisting, our common stock could become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. As a result of these requirements, if our common stock were to become subject to the penny stock rules, it is likely that the price of our common stock would decline and that our stockholders would find it more difficult to sell their shares.

We are currently out of compliance with NYSE Amex standards relating to our failure to hold our 2008 Meeting of Stockholders.  The meeting is now scheduled to be held on May 5, 2009, and if and when held, we believe we will regain compliance with this requirement.

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

Retail customer transactions are cleared through the clearing brokers on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing brokers may charge the Company for any loss incurred in satisfying the customer's obligations. Additional credit risk occurs if the clearing brokers of affiliates do not fulfill their obligations. Though we regularly monitor the activity in our customer accounts for compliance with margin requirements, rapid change in market value or lack of liquidity for securities held in margin accounts could impose losses on us. In addition, we have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2008. The occurrence of these off balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

CONCENTRATIONS OF CREDIT RISK INCREASE THE RISK OF MATERIAL HARM FROM DEFAULTS.

We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counter-party. Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") temporary insurable limit of $250,000. We have not experienced any previous losses due to this policy. The concentration of these credit risks increases the magnitude of the harm we would suffer in the event of default.

POTENTIAL LOSSES OR SANCTION AS A RESULT OF EMPLOYEE MISCONDUCT.

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

TERMINATION OF BUSINESS RELATIONSHIPS BY OUR NETWORK OF INDEPENDENT REGISTERED REPRESENTATIVES.

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

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NYSE Amex have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Beginning in 2009, our independent registered public accounting firm will be required to evaluate and test our internal control over financial reporting, and to issue an opinion on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NYSE Amex or other regulatory authorities, which would require additional financial and management resources. In addition, if we are unable to meet filing deadlines for reports required by the Securities Exchange Act, our securities could be delisted from the NYSE Amex. If our securities were delisted, trading, if any, in our securities would be conducted in the over the counter market on FINRA's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired.

FUTURE SALES OR THE POTENTIAL FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 22,397,700 shares of common stock issued and 21,873,582 outstanding at December 31, 2008 and an additional 21,207,775 shares of common stock underlying options, warrants, convertible securities, and common stock and warrants subscribed. The exercise or conversion of these securities and the sale of the underlying shares could depress the price of our common stock.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL MARKETS.

Over the past several months, the United States economy has been negatively impacted by a variety of factors including, but not limited to, significant asset quality issues in the securities industry. These issues have had an adverse effect on professional institutional investors as well as retail investors. The issues are complex and it is unsure when the issues surrounding the financial services industry will be resolved. Continued weakness in the financial services arena, a poor economic environment and weak consumer confidence could hurt our abilities to generate revenues.

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

CREDIT RISK EXPOSES US TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

•	trading counterparties;

•	customers;

•	clearing agents;

•	exchanges;

•	clearing houses; and

•	other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

•	holding securities of third parties;

•
executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

•	extending credit to clients through bridge or margin loans or other arrangements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own and do not plan to own any real estate. Our office locations are discussed below.

JLI, JLSC and EIA Offices:

Our principal executive offices and the main office of JLSC are located in approximately 19,020 square feet of office space, at 650 Fifth Avenue, 3rd Floor, New York, NY 10019. These offices are leased pursuant to a lease which provides for an average rent of approximately $65,000 per month, including sales and property taxes.  The JLSC office employs registered individuals who service our retail and institutional clients and our Investment Banking and Research departments with staff to service these areas.

Our secondary executive and administrative offices are  located in approximately 8,000 square feet of Office space, at 2170 West S.R. 434, Suite 100, Longwood, Florida with a monthly rent of approximately $13,600.

The San Francisco office is located at 150 California Street, Suite 2100, San Francisco, California, 94111, and occupies 5,687 square feet with monthly rent of $23,696.

Due to the large amounts of travel between the New York area and significant costs associated with overnight hotel rooms, we maintain an apartment at 418 Central Park West in New York City. The apartment is approximately 500 square feet with monthly rentals of $2,750.

The Boca Raton office is located at 2500 N. Military Trail, 1st Floor, Boca Raton, FL, and occupies 5,044 square feet with monthly rent of $8,500. This office houses our Research Department and a portion of our institutional trading desk.

The Chicago office is located at 111 S. Wacker Dr, Chicago, IL and occupies 3,739 square feet with a monthly rent of $12,463. This office  is used for institutional equity and retail equity sales.

The Delaware office is located at 3 Mill Road Suite 304, Wilmington DE, and occupies 2,807 square feet with a monthly rent of $5,238. This office houses two retail brokers and also services our institutional clients.

The Boston, Massachusetts office is located at 60 State St, 18th Floor, Boston MA, and occupies approximately 7,000 square feet with a monthly rent of $29,736. This office employs registered individuals and staff who service our retail and institutional clients.

The Worcester, Massachusetts office is located at 588 Main Street, Worcester MA, and occupies 4,000 square feet with a monthly rent of $3,750 (this is a tenant at will, no lease). This office employs registered individuals and staff who service our retail and institutional clients.

There are two New Jersey Offices located at 399 Thornall Street, Edison, NJ, and 299 Cherry Hill Rd., Parsippany, NJ.  These offices occupy 4,277 and 5,571 s.f., respectively with a monthly rent of $10,693 and $ 11,374, respectively. These offices employ registered individuals and staff who service our retail and institutional clients.

The St. Louis office located at 10805 Sunset Office Dr, Sunset Hills, MO,  occupies 466 sq. feet with a monthly rent of $2,550.  This office employs  registered individuals and staff who service our retail and institutional clients.

The Ft. Lauderdale office located at 888 E. Las Olas Blvd, Suite 600, Ft. Lauderdale, FL   occupies 3,454 sq. feet with a monthly rent of $6,275.  This office employs  registered individuals and staff who service our retail and institutional clients.

As of December 31, 2008 JLSC also serviced 23 fully independent offices throughout The United States. We do not have any lease agreements or any direct  financial commitments to these locations.

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

On January 15, 2009, the Company, announced that EFG has filed a $25 million arbitration claim against one of its clearing brokers, Penson Financial Services, Inc., a NASDAQ listed company, its CEO, Phil Pendergraft, its President, Daniel Son and its Chairman, Roger Engemoen. Empire’s causes of action include extortion, civil theft, conspiracy, tortuous interference with contractual relationships and aiding and abetting breach of fiduciary duty. The claims relate to the assistance Penson provided in connection with a $1 million+ fraud perpetrated upon Empire and Penson’s collusion with a “raid” of Empire’s global execution services business.

Empire further alleges that Penson sought to profit by making false statements to FINRA, Empire’s primary regulator, in the interest of closing the firm. Thereafter, Penson demanded payments of over $1 million before Empire could reopen. Penson has also seized a substantial clearing deposit of Empire’s as well as commission revenue. As a result of these acts, the brokerage firm has sustained significant harm. (See Footnote 17 for further details on current litigations.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices. Our common stock began trading on the NYSE Amex (formerly, the American Stock Exchange ) on April 9, 2002, and trades under the symbol "JLI". Set forth below is high and low price information for the common stock as reported on the NYSE Amex for each period presented.

2007	HIGH SALES PRICE	LOW SALES PRICE
First Quarter	$3.04	$2.38
Second Quarter	2.89	1.40
Third Quarter	1.87	1.10
Fourth Quarter	1.25	0.99

2008	HIGH SALES PRICE	LOW SALES PRICE
First Quarter	$1.20	$.50
Second Quarter	1.60	.44
Third Quarter	1.20	.82
Fourth Quarter	.95	0.26

As of March 23, 2009, there were approximately 753 stockholders of record of our common stock.

DIVIDEND INFORMATION.

We did not pay any dividends to our common stockholders in 2008 and we do not anticipate paying any dividends to our common stockholders in the foreseeable future. We intend to retain earnings to finance the development and expansion of our business. Payment of dividends to common stockholders in the future will be subject to the discretion of our board of directors and will depend on our ability to generate earnings, our need for capital and our overall financial condition.

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

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, (a)	Weighted-average exercise price of outstanding options, (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b) (c)

Equity Compensation plans approved by stockholders	8,000,000	$2.83	3,164,334

ITEM 6.  SELECTED FINANCIAL DATA

JLI is a “smaller reporting company,” as defined by Regulation S-K, and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

We were incorporated in Florida during February 2000. Most of our business is conducted through our wholly owned subsidiary Jesup & Lamont Securities Corporation. Empire Financial Group, Inc. was founded in 1992 and merged into Empire Financial Holding Company in 2000. On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008.  See Note 19 to the financial statements for further details.  On November 10, 2006, effective as of November 1, 2006, we acquired Jesup & Lamont Securities Corporation. Effective January 2, 2008, we changed the name of Empire Financial Holding Company to Jesup & Lamont, Inc. Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

JLSC is our financial brokerage services subsidiary providing brokerage services to full service retail and institutional customers. We provide our employee and independent registered representatives and advisors back office compliance and administrative services over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing retail order execution services.

Additionally through EIA and JLSC, we offer fee-based investment advisory services to our customers, independent registered investment advisors and unaffiliated broker dealers. These services are web-based and are delivered through a platform that combines a variety of independent third party providers.

Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance review. We charge our customers an all-inclusive fee for these services, which is based on assets under management. As of December 31, 2008, the annual fee was equal to approximately 140 basis points times the assets under management.

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

ACCOUNTING FOR CONTINGENCIES

We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

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

Our goodwill was recorded for acquisitions which are less than three years old. We believe we have not nearly begun to realize the fair value of these acquisitions or the synergies which we believe will be realized from combining with our pre-acquisition operations. For example, fixed income is becoming a primary part of our business initiative.  We believe that we can generate significant revenues by using our institutional sales force as a source of investment ideas for a retail distribution.

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

If the Company subsequently determines its goodwill and other intangible assets have been impaired, the Company may have to write off a portion or all of such goodwill and other intangible assets. If all goodwill and other intangible assets were written off, the Company would record a non cash loss approximating $17.4 million to operations and stockholders' equity.

MARKET-MAKING ACTIVITIES

Securities owned and securities sold, but not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

SOURCES AND DESCRIPTION OF REVENUES

COMMISSIONS AND FEES.

Approximately 72% of our 2008 revenues and approximately 65% of our 2007 revenues consist of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Also included are commissions generated from our fixed income division. Commissions were generated in municipal bond trading, corporate bond trading and certificate of deposit underwritings.

TRADING REVENUES.

Approximately 22% of our 2008 and 13% of our 2007 revenues consist of equities market-making trading revenues. Equities market-making trading revenues are generated from the difference between the prices we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Our equities market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.

Our 2008 trading revenues were $8,398,425 which consisted of net realized gains of 8,150,527 and net unrealized gains of $247,898.

INVESTMENT BANKING.

The remaining 6% of our 2008 revenues came from investment banking as compared to 22% in 2007. Our 2008 and 2007 net investment banking revenues were $2,358,428 and $11,449,695, respectively.

DESCRIPTION OF OPERATING EXPENSES

EMPLOYEE COMPENSATION AND BENEFITS.

Employee compensation and benefits, which include salaries and wages, incentive compensation, stock compensation and related employee benefits and payroll taxes accounted for approximately 42% of our expenses during 2008 and approximately 34% of our expenses during 2007. Approximately 60% of our employees are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

COMMISSIONS AND CLEARING COSTS.

Commissions and clearing costs include commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on transaction volume. Approximately 38% of our 2008 expenses and approximately 49% of our 2007 expenses consisted of commissions and clearing costs.

GENERAL AND ADMINISTRATIVE.

Our general and administrative expenses consist primarily of executive compensation, legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses, communications and other similar operating expenses. These expenses accounted for approximately 21% and 17% of our expenses for 2008 and 2007, respectively.

OTHER INCOME AND EXPENSES.

Other income and expenses consist of interest income earned on our bank balances while interest expenses are costs of capital employed in our market making activities to purchase and hold inventory and to service our debt. Interest income (expense) net for 2008 and 2007 was ($1,031,374) and ($1,327,593),
respectively.

Included in other income for 2008 is the gain on termination settlement with a former officer of $806,744.  This resulted from reduction of notes payable due that officer arising from the acquisition of Jesup & Lamont Securities of which he was a former owner.  Also included in other income for 2007, we recognized income of $350,000 resulting from funds returned to us from a settlement with the SEC.

RESULTS OF OPERATIONS - DECEMBER 31, 2008 COMPARED WITH DECEMBER 31, 2007

The year ending 2008 was a transitional year for the Company. While the poor economy negatively impacted many, if not all, industries, it had a severe negative impact on the financial services business. Trading volumes among institutional investors throughout the industry were down and this contributed to lower commission revenues. In addition, retail volumes were also lower as customers stayed away from the financial markets as they waited for markets and the economy to stabilize.

In response to these issues, the Company took certain initiatives that it believes will help make the Company stronger over the long term. The Company exited certain low margined businesses and entered into higher margined sectors. In particular, the Company strategically entered the fixed income arena, a sector that not only has higher margins but is also a sector that benefits during market turmoil as investors purchase these vehicles since they are viewed as safer securities.

Total revenues for the year ended December 31, 2008 decreased $12,601,237 or 25%, to $38,070,661 from $50,671,898 for the year ended December 31, 2007. Commissions and fees revenue accounted for $5,420,039 or approximately 43% of the decrease in total revenues. Investment banking income accounted for $9,091,267, or approximately 72% of the decrease in revenues.  The revenue decline was partially offset by Trading revenues from equities and market-making activities which increased $1,910,069.

The decrease in total revenues is primarily due to the following:

Commission and fees revenue decreased by $5,420,039 to $27,313,808 from $32,733,847 in 2007, due to the overall decrease in financial market activity which accounted for 100% of the decrease. Commissions and fees revenues accounted for approximately 72% and 65% of our total revenues for the years ended December 31, 2008 and 2007, respectively.

Investment banking revenues decreased $9,091,267 to $2,358,428 from $11,449,695 in 2007. The decrease was primarily due to the lack of available credit to fund investment activities and the overall economic downturn.

These revenue decreases were offset by an increase in trading revenues, which increased by $1,910,069 to $8,398,425 in 2008 from $6,488,356, in 2007, due to a reorganization of our trading activities.

Operating expenses in 2008 decreased $7,002,448, or approximately 12%, to $53,419,522 from $60,421,970 in 2007, from a combination of reasons as described below:

Clearing and execution costs in 2008 decreased $9,513,924, or approximately 32%, to $20,063,213 from $29,577,137 in 2007. This decrease was due to the decrease in financial market activity, and our reduction of retail business. As a percentage, clearing and execution costs accounted for approximately 38% and 49% of total expenses for the years ended December 31, 2008 and 2007, respectively.

Employee compensation and benefits in 2008 increased $1,990,267, or approximately 10%, to $22,488,833 from $20,498,566 in 2007. This increase was primarily due to the addition of salaried personnel for fixed income and institutional trading business lines. In addition, 2008 included a charge for employee compensation of $933,651 for stock option expense related to SFAS No. 123 verses $725,480 in 2007.  Employee compensation and benefits as a percentage of total expenses increased from approximately 34% in 2007 to 42% in 2008.

General and administrative and communication and data processing expenses increased $521,210 or approximately 7%, to $10,867,477 from $10,346,267 in 2007. This increase was primarily due to our operations and facilities not changing significantly in 2008.  As a percentage of total expenses, general and administrative expenses were 21% and 17% for 2008 and 2007, respectively.

Other income and expenses consisted of interest income, interest expense and other items as described below:

In 2008, interest income decreased $104,234, or approximately 69%, to $45,787 as compared to interest income in 2007 of $150,021, as we reduced deposits at our clearing organizations. Interest expense decreased $400,453, or approximately 27% to $1,077,161 as compared to $1,477,614 in 2007. This was due mainly to the reduction of balances due to clearing organizations which decreased $1,457,801.

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

In May 2008, the Company entered into settlement agreements with two former officers. The agreements included offsetting receivables owed to JLI totaling $675,297 against the note payable by JLI to the former officers totaling $861,105. As part of his settlement agreement one of the former officers also received the rights to certain investment banking engagements and transferred 524,118 shares of JLI's common stock to JLI. We recorded the stock received as $733,765 of treasury stock valued at the closing market price ($1.40 per share) on the date we entered into the settlement agreement. The gain recognized on these transactions totaled $806,744 after deduction of $112,829 of accelerated discount amortization related to the canceled notes payable.  This gain is included in other income for 2008.

For the year ended December 31, 2008, we reported a net loss applicable to common stockholders of ($16,046,084), or ($1.00) per basic and diluted share, as compared to a net loss applicable to common stockholders of $(10,901,898), or ($1.00) per basic and diluted share for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $26,402,567 in total assets, of which, $2,136,745 or approximately 8% consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At December 31, 2008, we had liabilities due within one year totaling 9,920,992. Historically, we have financed our operating cash deficits from private placements of stock and debt offerings as discussed below.

During 2008 cash used by operations was $11,480,946 as compared to $7,825,858 cash used in 2007. The major uses of cash from operations for the year ended December 31, 2008 resulted from the net loss of $15,773,491, which was partially offset from non cash expenses and revenues and changes in working capital totaling $4,292,545.

Net cash used in investing activities for 2008 was $947,033, related to purchases of furniture and equipment of $305,533 and issuances of notes receivable totaling $641,500. Cash used in investing activities for 2007 was $415,562, related to cash paid for the purchases of furniture and equipment of $266,063, and issuances of notes receivable, net of payments, totaling $149,489.

Net cash provided by financing activities was $12,303,282 in 2008, as compared to $7,786,871 provided in 2007.

The Company raised $2,000,000 and $6,038,106 from the sale of preferred stock and common stock respectively, and $2,894,996 from the subscription of common stock, and made payments of $1,994,137 against notes payable.

As of August 7, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $175,000 to purchase a total of 205,554 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 51,388 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited anti-dilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each of the four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors.

In July 2008, JLI entered into agreements to sell an aggregate subscription amount of $1,162,497 to purchase a total of 1,096,695 shares of common stock, par value $0.01 per share at $1.06 per share, the closing price on July 11, 2008.

On June 12, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $1,000,000 to purchase a total of 969,696 shares of common stock, par value $0.01 per share, and five-year warrants to purchase a total of 242,424 shares of common stock. Each share of common stock was priced at $1.00 per share, the closing price on June 11, 2008. The warrants are exercisable after six months from the date of issue at a price of $1.20 per share, subject to limited anti-dilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each of the four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale. None of the shares of common stock will be issued until the NYSE Amex has approved their listing.

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

As of March 3, 2008, the Company entered into binding Subscription Agreements to sell $2,000,000 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the Company's Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008. The Subscription Agreement also includes JLSC's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, the Company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-K, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until the NYSE Amex has approved their listing.

On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable. Under the new note payable, 100% of EFG's and JLSC's stock is still pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note carries interest at the Bank's Prime Rate plus 4% (7.25% at March 19, 2009). The note calls for monthly interest payments and repayments of principal as follows:

Principal Reduction Due Date	Principal Reduction Payment Amount

March 31, 2008	$100,000
May 1, 2008	$250,000
August 1, 2008	$250,000
November 3, 2008	$250,000
April 2, 2009	$1,049,450

Total interest expense under this credit line for the year ended December 31, 2008 was $111,327.

As of August 20, 2007, the Company had entered into binding agreements to sell $2,250,000 of units in a private placement to 4 accredited individual and institutional investors. The units consist of $1,898,580.06 to purchase 1,622,718 shares of Common Stock, and $101,419.94 to purchase five-year on-redeemable warrants to purchase 811,359 shares of common stock. The warrants are exercisable after six months from the date of issue at a price of $1.40 per share. Each share of common stock underlying the units is priced at $1.17, the closing price of the Company's common stock on August 20, 2007. The subscription included the Company's agreement to register all 2,434,077 shares of common stock included in and underlying the units. Pursuant to the terms of the agreements, the Company must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 10% of the purchase price, upon certain failures to register all shares of common stock underlying the units within 120 days of the closing date of the transaction. The Company paid total cash commissions of $80,000 in connection with these transactions.

The above sales were made for investment by accredited investors and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof, and pursuant to the exemption provided by Regulation D. All the securities are restricted securities and will bear a restrictive legend and be subject to stop transfer restrictions. None of the shares of common stock included in and underlying the units will be issued until the NYSE Amex has approved its listing.

As of March 6, 2007 the Company sold $7,282,434 of units in a private placement to 31 accredited individual and institutional investors. The units consisted of an aggregate principal amount of $6,387,158 of convertible debentures, currently convertible into 2,672,437 shares of common stock, 296,922 shares of common stock, and five-year warrants to purchase 1,484,610 shares of common stock. The debentures have a term of five years, pay interest at 6.5% per annum, and are convertible to common stock at a price of $2.39 per share. The debentures contain a provision whereby the Company may require the holders to convert their debentures in the event that the Company's common stock trades at a price above $7.50 per share for 20 consecutive days or more. The warrants are exercisable after nine months from the date of issue at a price of $2.62 per share, and contain provisions for cashless exercise in the event that one year after the date of issuance the shares underlying the warrants may not be resold pursuant to an effective registration statement. Each share of common stock underlying the units is priced at $2.39, the closing price of the Company's common stock on March 6, 2007. On March 7, 2007 the Company also entered into binding registration rights agreements dated as of March 6, 2007, to register all 4,453,969 shares of the common stock included in and underlying the units. The Company filed its registration statement as required under the registration rights agreements under Form S-3 on May 1, 2007. The Company received a Notice of Effectiveness declaring the registration had become effective on May 18, 2007. No further listing, registration or contingent requirements exist. The total separate purchase prices of the debentures, common stock and warrants were $6,387,158, $709,685, and $185,591, respectively. The Company considered SFAS 133 and EITF 00-19 in recording this private placement. We accounted for the warrants as equity, recording the warrants at the minimum purchase of $0.125 per share required by the NYSE Amex rules for an "at the market offering". The debentures, common stock and warrants were all recorded at their face value purchase prices which were determined to be their fair values upon sale of the securities.

During 2007, we sold 290,000 shares of common stock and 181,500 warrants to purchase common stock at an exercise price of $5.46 per share, for $725,000 in cash.

During 2007, we sold 866,139 shares of newly created Series F convertible preferred stock and warrants to acquire 433,069 shares of common stock at an exercise price of $4.50 per share, for $2,814,993 cash.

During 2007, we issued a total of $3,924,000 of short term bridge notes. We also issued common stock warrants as part of the bridge note financing exercisable into a total of 550,000 shares of common stock at exercise prices ranging from $2.82 to $4.85 per share.

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

Based on our current rate of cash outflows, we believe that our net cash and liquid assets totaling $2,136,745 at December 31, 2008, combined with our most recent capital financings completed in 2007, 2008 and early 2009, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2009.

Our plan for future operations has several different aspects. We have cut our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked payout percentages to improve profit margin in our retail unit. In addition to lower costs, we have taken several steps to increase revenues as outlined below:

•	increase our trading revenues by adding additional stocks in which we make a market;
•	expand our trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	continue to recruit quality registered representatives;
•	expand our offering of proprietary financial products to our retail and institutional customer;
•	continue to look for and close acquisitions of similar businesses.

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

Given the uncertain economic environment and the pressure that financial sector has been under, the Company plans to raise additional equity capital in 2009 for working capital. By doing so, the Company believes that it will protect itself against any future negative consequences that may arise if the economy continues to decline. The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

The Company plans to raise additional equity capital in 2009 for working capital. The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

The Company has implemented many operating changes which are expected to benefit operations in the future. The more notable of these changes have been to eliminate our proprietary trading and begin consolidating operations of our broker dealers. The pro forma summary set forth below summarizes the intended impact on our net loss, cash and net capital as if these changes had been made as of January 1, 2008.

NET CAPITAL REQUIREMENTS

Our broker dealer subsidiary, JLSC, is subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, should not exceed 15 to 1. Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

At December 31, 2008, JLSC reported net capital of $314,609, which was $214,609 above the required net capital of $100,000.

The ratio of aggregate indebtedness to net capital was 4.65 to 1 for JLSC. We claim exemption from Rule 15c3-3 under Paragraph (k) (2) (ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2008, in the amount of $170,603, at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2008. Occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

Tabular Disclosure of Contractual Obligations

Listed below is a tabular representation of our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our Statement of Financial Condition as of December 31, 2008.

		Payment due by period
Less than	More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$12,730,400	$2,884,347	$1,638,895	$6,207,158	$2,000,000
Capital lease obligations	$-	$-	$-	$-	$-
Operating lease obligations	$5,154,046	$2,230,432	$2,301,186	$451,816	$170,612

FACTORS AFFECTING OUR OPERATIONS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

For the year ending December 31, 2008, we had a net loss attributable to common stockholders of $15,773,491.

Our continued existence is dependent upon our ability to generate cash either from operations or from new financings. We will continue implementing our plan, which we believe will allow us to be profitable. We intend to continue to expand our market making and order execution services through increased marketing to independent third party broker-dealers and investment advisors.

However, there is no assurance that we will be profitable or be able to generate cash from either operations or from issuance of additional debt or equity financings which may hinder our plans for expansion.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

Statements of Financial Accounting Standards (SFAS):

SFAS 141(R), Business Combinations -retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) also:

• replaces Statement 141's cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date,

• requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values,

• requires that an acquirer evaluate new information and measure a liability at the higher of its acquisition-date fair value or the amount that would be recognized if applying Statement 5, then measuring an asset at the lower of its acquisition-date fair value or the best estimate of its future settlement amount, and

• requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008

SFAS 157, Fair Value Measurements -defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 –permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts. This statement is effective for fiscal years beginning after December 15, 2008.

FASB Staff Positions (FSP):

FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" — amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13.However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.

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

FSP FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" —states that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, are not subject to consolidation according to the requirements of FIN 46(R).

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

EITF Issue No. 07-1, "Accounting for Collaborative Arrangements " – when entities enter into arrangements to participate in a joint operating activity a collaborative arrangement may provide that one participant has sole or primary responsibility for certain activities or that two or more participants have shared responsibility for certain activities. Participants should evaluate whether an arrangement is a collaborative arrangement at the inception of the arrangement based on the facts and circumstances present at that time. Revenue generated and costs incurred by participants from transactions with parties should be reported gross or net on the appropriate line item in each participant's respective financial statements depending on the nature of the participation. Disclosures should include information about the nature and purpose of its collaborative arrangements, the entity's rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

AICPA Statements of Position (SOP):

SOP 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies states that an investment company is a separate legal entity whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. Accordingly, investment companies do not acquire or hold investments for strategic operating purposes and do not obtain benefits  (other than current income, capital appreciation, or both) from investees that are unavailable to noninvestor entities that are not related parties to the investee. The SOP also addresses whether the specialized industry accounting principles should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged.

The Company does not expect that the recently issued but not yet effective accounting pronouncements described above will have any material effect on future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

JLI is a “smaller reporting company,” as defined by Regulation S-K, and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS.

The consolidated financial statements of JLI, the accompanying notes thereto and the independent registered public accounting firm's report are included as part of this Annual Report on Form 10-K and immediately follow the signature page of this Annual Report on Form 10-K on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Provide reasonable assurance that transactions are recorded as necessary to permit reparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission". Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

A review of Jesup & Lamont’s Sarbanes-Oxley compliance standards was performed both internally and by outside consultants as of year-end 2008.  The conclusion of this review determined that, as of the end of the period, Jesup & Lamont had a material deficiency regarding the Company’s internal controls.  The deficiency was related to a weakness in the documentation of certain procedures.  The Company is taking steps to remediate the weakness by upgrading and improving its documentation procedures.

ITEM 9B. OTHER INFORMATION

AMENDMENT TO ARTICLES OF INCORPORATION

The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida, effective March 28, 2008. The amendment was filed to amend the Company's Articles of Incorporation to create a new class of Series G Convertible Preferred Stock. A copy of the amendment is filed herewith as Exhibit 4.4.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of March 24, 2009 are as follows:

		Director
Name	Age	Since	Position

Donald A. Wojnowski Jr.	49	2004	President, Chief Executive Officer and Director

Alan Weichselbaum	44	2008	Chief Financial Officer and Director

James B. Fellus	43		Chief Executive Officer of Jesup and Lamont Securities Corporation

Vladimir Uchenik	37		Chief Operating Officer of Jesup and Lamont Securities Corporation

Steven M. Rabinovici	56	2005	Chairman of the Board

John C. Rudy	66	2005	Director

Benjamin J. Douek	58	2008	Director

Mark A. Wilton	62	2009	Director

Donald A. Wojnowski Jr. is our President, Chief Executive Officer and a member of the Board of Directors. Mr. Wojnowski is also the President and Chief Executive Officer of our wholly-owned subsidiaries, EFG and EIA. Mr. Wojnowski was elected Chief Executive Officer in July of 2005 and has served as our President since June 2004. Prior to holding his current position, Mr. Wojnowski was our Vice President of Business Development, a position he held from September 1999 until February 2004. Mr. Wojnowski joined us in 1993.

Alan Weichselbaum became  our Chief Financial Officer in February 2009.  Mr. Weichselbaum has held multiple senior positions in the asset management and financial services industries. Since March 2006 he has served as a founder and managing member of Gimmel Partners L.P., a limited partnership that invests in US equities with a concentration in the small cap and micro cap sectors. From February 2001 until December 2005 he was an analyst and asset manager at Fulcrum Global Partners. Before that Mr. Weichselbaum worked at Gerard Klauer Mattison, Arbor Partners, NatWest Securities, Phillip Morris Capital Corporation and Price Waterhouse. He holds an MBA and is a CPA.

James B. Fellus was elected by the Board of Directors of Jesup as Chief Executive Officer of JLSC on May 1, 2008.  Mr. Fellus joined Jesup and Lamont in May 2008. Mr. Fellus has held various senior executive positions within the broker-dealer and financial services industry from 2004 until he joined the Company in 2008.  He was Senior Managing Director of Capital Markets for Sterne Agee, Inc., where he assisted in building their Fixed Income and Capital Markets business. Prior to that, from 2006 to 2008 he was Senior Managing Director of Fixed Income at Platinum Partner L.P., a hedge fund, where he established the Fixed Income Department. He also served as Senior Managing Director of Capital Markets at Advest, Inc. and Societe Generale Securities respectively.

Vladimir Uchenik was elected Chief Operating Officer of JLSC in June 2008. Before that, from May 2005, he was Chief Operating Officer of Safdie Investment Services Corp., and Vice President of Regulatory Risk Control of the US Trust Company of New York from November, 2003 until May, 2005. Before that, from August, 2001 to November, 2003 he was Chief Compliance Officer of Banco Bilbao Vizcaya Argentaria Securities Inc. His previous experience includes work as a securities examiner for the NASD.  He holds an MBA from Temple University and a B.Sc. from Rutgers University.

Steven M. Rabinovici  was elected Chairman of the Board in July 2005. Mr. Rabinovici has over 25 years experience as a senior executive in both the profit and non-profit sectors. From 1992 through 2004, Mr. Rabinovici was the chief executive officer of Complete Management Inc., a physician practice management company.

John C. Rudy serves as Chairman of the audit committee and also serves on the compensation and nominating committees. Mr. Rudy is the founder and principal of Beacon Business Services, Inc. in Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies since 1992. From August 1998 through April 2000 he served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly traded automobile dealership. From August 2005 until May 2007 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. Since July 2005 Mr. Rudy has been serving as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and since May 2005 he has been serving as a director of Trey Resources, Inc., a publicly-traded software reseller. Mr. Rudy currently serves as Chief Financial Officer and member of the Board of Directors of Zunicom, Inc., a publicly traded company installing and maintaining business centers in hotels through a wholly owned subsidiary located in Toronto, Canada. Mr. Rudy qualifies as an "Audit Committee Financial Expert" as that term is defined under SEC regulations. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College, and has been a Certified Public Accountant in New York State since 1972.

Benjamin J. Douek serves on our audit, compensation and nominating committees. Mr. Douek has served on boards of directors, has been CEO, CFO or CRO of companies in a wide array of corporations providing financial services, crisis and turnaround management, consulting and diverse internet media services. Since 2006, Mr. Douek has served as a consultant to financial institutions engaged in general securities operations and wealth management; and advisor to two consumer goods companies.  From 2002 to 2005 he co-headed the New York office of Buccino & Associates, Inc., a consulting firm that specialized in restructuring and crisis management of companies with a diverse range of businesses.  Earlier in his career, he served as Executive Vice President and Director of Investment Banking and as a member of the Board of Directors and Management and Commitment Committees of Ladenburg Thalmann and Co. Inc.; as a Managing Director, head of a distressed asset group and member of the Fairness Committee of Bankers Trust Company; and as a Managing Director and Principal of Donaldson, Lufkin & Jenrette Securities Corporation.  He is a lawyer by training and practiced at Sullivan & Cromwell in New York.

Mark A. Wilton  currently serves as the President and CEO of MarWil Investments GMBh – Co-KG, an international corporation that has owned and managed European commercial real estate since 1976.  Mr. Wilton also serves as the sole director of MarWil Investments USA, a company he founded in 1978 that owns, develops and manages residential income properties.  From 1978 to 1985, Mr. Wilton served as President and CEO of Marlind Inc., a general contracting and development company that he also founded.  Mr. Wilton has also held directorships with several banks.  From 1976 to 1980, Mr. Wilton was a director of Centennial Bank, from its organization through its bank certification.  From 2000 to 2008, Mr. Wilton was a director of Greater Bay Bank, the successor to Bay Bank of Commerce, for which he also served as a director from 1981 to 2000, from its organization and bank certification until its sale to Greater Bay Bank.  Greater Bay Bank was subsequently sold to Wells Fargo Bank in 2008.  Mr. Wilton is a graduate of the American College of Switzerland with a B.B.S. in both International Economics and International Business.

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are elected.

DIRECTOR INDEPENDENCE

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of three non-employee members of our Board of Directors, John C. Rudy, Benjamin J. Douek and Mark A. Wilton. The Board of Directors has determined that:

(1) Messrs. Rudy, Douek and Wilton qualify as "Audit Committee Financial Experts" as that term is defined in the instructions to Item 407 (d)(5) of Regulation S-K;

(2) Messrs. Rudy, Douek and Wilton are "independent" as that term is defined in the applicable rules and regulations of the NYSE Amex and the Securities and Exchange Commission (SEC); and,

(3) Messrs. Rudy, Douek and Wilton are financially literate.

On February 11, 2008, the Company received notice from the NYSE Amex that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the NYSE Amex Company Guide, which require that the Company must maintain a Board of Directors comprised of a majority of independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. In its notice, the NYSE Amex gave the Company until May 12, 2008 to regain compliance with continued listing standards.

The Company has filled vacancies on its Board of Directors and audit committee caused by the resignations of two independent directors during January, 2008  and believes that it is now in compliance with the NYSE Amex standards described above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2008. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

CODE OF ETHICS

We adopted a Code of Ethical Conduct, effective July 2004, which is applicable to all of our directors, executive officers, and employees, including our President and Chief Financial Officer. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. Our Code of Ethical Conduct has been filed with the SEC and is posted on our website at www.jesuplamont.com under the "Corporate Governance" section. We will also provide at no charge a copy of the Code of Ethical Conduct to any person upon written request addressed to our President and Chief Executive Officer, Don Wojnowski, at our principal executive office, located at Jesup & Lamont, Inc., 2170 West State Road 434, Suite 100, Longwood, Florida 32779.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2008 and 2007 by our (i) principal executive officer, (ii) executive officers other than the principal executive officer, whose salaries for 2008 fiscal year as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) one additional individual for whom disclosure would have been provided within category (ii), except that the individual was not serving as an executive officer at the end of 2008(the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executive Officers"). No other compensation was paid to any such officers, other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	YEAR	SALARY	Bonus and Commissions	Stock Awards	Option Awards (5)	All Other Compensation	Total
D.Wojnowski Jr. President, CEO & Director (1)	2008	$300,000	$67,806	$-	$-	$8,730	$376,536

	2007	257,500	382,588	9,366	-	8,692	658,147

James Fellus, Chief Executive Officer JLSC (2)	2008	300,000	-	-	-	4,876	304,876

	2007					-	-

J. Matthew, former CFO & Secretary (3)	2008	199,994	-	-	-	8,550	208,544

	2007	199,992	-	-	162,240	1,666	363,898

Kevin A. Carreno, former COO (4)	2008	208,333	-	-	-	5,370	213,703

	2007	62,500	-	6,111	6,210	-	74,821

(1) Mr. Wojnowski served as Vice President of Business Development from September 1999 through February 2004 and was elected as President in June 2004 and elected Chief Executive Officer in July 2005. The bonus amount for Mr. Wojnowski includes commissions totaling $342,588 for 2007, resulting from trading revenues. All other compensation for Mr. Wojnowski consists of Company paid health care insurance and 401K contribution.

(2) Mr. Fellus was elected the Chief Executive Officer of JLSC in May 2008.  Other compensation for Mr. Fellus consists of Company paid health care insurance.

(3) Mr. Matthew was elected as Chief Financial Officer and Secretary in May 2006, and resigned from his position at December 31, 2008. All other compensation for Mr. Matthew consists of Company paid health care insurance and relocation expenses.

(4) Mr. Carreno joined the Company in November 2007 and resigned from his position effective October 31, 2008.

(5) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan, including the effects for which would have been calculated under FAS 123(R) had it been adopted prior to 2007. The amounts reflected for Mr. Moreno were included in the purchase price of JLSC under the purchase accounting method. The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2008, of our Annual Report on Form 10-K. Compensation cost is generally recognized over the vesting period of the award.

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

Outstanding Equity Awards at December 31, 2008

The following table includes certain information with respect to the value of all unexercised options previously awarded, stock that has not vested, and equity incentive plan awards to our Named Executive Officers.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
									Equity
									Incentive
							Market	Equity	Plan
							Value	Incentive	Awards:
							of	Plan	Market or
			Equity				Shares	Awards:	Payout
			Incentive				or	Number of	Value of
			Plan Awards:				Units	Unearned	Unearned
	Number of	Number of	Number of			Number of	of	Shares,	Shares,
	Securities	Securities	Securities			Shares or	Stock	Units or	Units or
	Underlying	Underlying	Underlying			Units of	That	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock	Have	Rights That	Rights
	Options	Options	Unearned	Exercise	Option	That Have	Not	Have Not	That Have
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)	($)	(#)	(#)
		(1)					(2)

Donald A.	125,000	-	-	2.00	6/15/2013	64,844	38,258	-	-
Wojnowski Jr.	300,000	-	-	2.00	6/1/2015	-	-	-	-

Steve
Rabinovici	75,000	75,000	-	3.38	8/24/2011	-	-	-	-

Kevin A.	-	200,000	-	1.21	11/7/2012	100,000	59,000	-	-
Carreno

William F.	58,333	116,667	-	4.67	11/10/2016	-	-	-	-
Moreno	-	19,361	-	2.73	2/28/2012	-	-	-	-
	100,000	200,000	-	1.50	6/18/2013	-	-	-	-

(1) The un-exercisable options generally vest over a 2 - 3 year period from date of grant.

(2) The market value is based on $0.59 per share which was the closing price of the Company's stock on December 31, 2008. The unvested portion of stock awards vest from 1 - 3 years.

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2008. Except as listed below, no other compensation was paid to our Directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley L. Gordon(2)	3,167	-	-	-	-	-	3,167

John C. Rudy	36,000	-	65,208	-	-	-	101,208

Kirk M. Warshaw (2)	3,167	-	-	-	-	-	3,167

Benjamin J. Douek	15,500	-	5,208	-	-	-	80,708

Alan Weichselbaum(3)	3,500	-	65,208	-	-	-	68,708

(1) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan, including the effects for which would have been calculated under FAS 123(R) had it been adopted prior to 2007. The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2008, of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

(2) Mr. Warshaw resigned from the Board of Directors effective January 11, 2008, and Mr. Gordon resigned from the Board of Directors effective January 27, 2008.

(3) Mr. Weichselbaum became an employee of the Company in December 2008.

Our directors' compensation plan through April 30, 2008 was as follows:

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

Effective May 1, 2008, our directors' compensation plan is as follows:

COMPENSATION. Non-affiliated directors receive annual compensation in the amount of (i) $10,000 per year in cash to be paid by the Company quarterly in arrears (pro-rated for partial periods served by any non-affiliate director), (ii)$1,000 in cash for attendance at meetings of the Board of Directors and (iii) $500 in cash for attendance at meetings of any committees of the Board of Directors. The Chairman of the Audit Committee receives an additional $20,000per year in cash to be paid by the Company quarterly in arrears. However,  neither affiliated directors nor directors who are also employed by the Company receive any fee or compensation for their services as directors. All members of the Board of Directors receive reimbursement for reasonable travel-related expenses actually incurred in connection with their attendance at meetings of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES

Our voting securities on March 31, 2009 consisted of 22,397,700 shares of common stock, 21,873,582 of which were outstanding; 7,062 shares of Series C Preferred Stock, entitled to an aggregate of 353,100 votes; 819,987 shares of Series F Preferred Stock, entitled to an aggregate of 819,987 votes; and 1,688 shares of Series G Preferred Stock, entitled to an aggregate of 2,481,360 votes. The following table shows as of March 31, 2009, the amount of voting securities beneficially owned by:

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

	Number of Shares	Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)	Outstanding

Donald A. Wojnowski Jr. (3)	625,860	2.8%
Steven M. Rabinovici (9,10)	5,381,962	24.0%
John C. Rudy (4)	235,000	0.6%
Benjamin J. Douek (5)	100,000	0.3%
Alan Weichselbaum (6)	4,576,029	14.3%
James B. Fellus (7)	4,519,929	14.1%
James M. Matthew* (10)	125,000	0.6%
Kevin A. Carreno** (11)	-	-%
Stephen J. DeGroat (9)	632,451	2.8%
William F. Moreno (12)	308,021	1.4%
The Gagne First Revocable Trust (8,9)	1,002,676	4.5%
EFH Partners, LLC (13,15)	5,181,962	23.1%
Wexus Capital	3,869,969	17.3%
Joab Capital	3,869,969	17.3%
Steven A. Horowitz (14)	5,384,462	24.0%
Paul H. Brown (15)	3,342,984	14.9%
Daniel J. Barnett (16)	1,262,110	5.6%
Harvey McGrath (17)	1,240,680	5.5%

All directors and executive officers as a group (six individuals)	15,338,780	36.9%

*	Mr. Matthew resigned from his position as Chief Financial Officer of Jesup & Lamont, Inc. effective December 31, 2008.

**	Mr. Carreno resigned from his position as Chief Operating Officer of Jesup & Lamont, Inc. effective October 31, 2008.

(1)
The addresses of the persons named in this table are as follows:
Donald A. Wojnowski, Steven M. Rabinovici, James M. Matthew, and Kevin A. Carreno, 2170 West State Road 434, Suite 100, Longwood, Florida 32779; John C. Rudy, 245 Main Street, Suite 2N, Matawan, NJ 07747; Benjamin J. Douek, 650 Fifth Ave., 17th Floor, New York, NY 10019; Alan Weichselbaum, 50 Sealy Dr., Lawrence, NY 11559; James B. Fellus, 3 Filomena Ct., Dixhills, NY 11746; Kevin Gagne, 1911 Lake Markham Preserve Trail, Sanford, Fl 32771; Steven A. Horowitz, 400 Garden City Plaza, Garden City, NY 11530; EFH Partners, LLC, 405 Park Avenue, Suite 1401, New York, NY 10022; The Gagne First Revocable Trust, 1911 Lake Markham Preserve Trail, Sanford, Fl 32771; Stephen J. DeGroat and William F. Moreno, Jesup & Lamont Securities Corporation, 650 Fifth Avenue New York, NY 10019; Paul H. Brown, Le Panorama AB, 57 Rue Grimaldi, MC 98000, Monaco; Daniel J. Barnett, 297 Asharoken Avenue, Northport, NY 11768; and Harvey McGrath, c/o Windels Marx Lane & Mittendorf LLP, 156 West 56th Street, New York, NY 10019.

(2)
A person is deemed to be a beneficial owner of securities that can be  by such person within 60 days from March 31, 2009 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 31, 2009 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options, warrants and convertible securities exercisable or convertible within 60 days from March 31, 2009 held by the named individual, divided by 16,573,451 outstanding shares on March 31, 2009 plus those shares underlying options, warrants and convertible securities exercisable or convertible within 60 days from March 31, 2009 held by the named individual or the group.

(3)
Mr. Wojnowski owns options to purchase 425,000 shares of common stock at $2.00 per share, all of which are exercisable within 60 days from April 22, 2008. Mr. Wojnowski also owns 64,844 shares of restricted common stock, none of which are vested within 60 days from April 22, 2008.

(4)
Mr. Rudy owns options that are currently eligible to purchase 50,000 shares of our common stock at $2.05 per share, 10,000 shares at $2.82 per share, and 75,000 shares of our common stock at $1.42 per share, all of which are exercisable within 60 days from April 22, 2008.  Mr Rudy also owns options that are currently eligible to purchase 100,000 shares of our common stock at $1.07 per share, all of which are exercisable within 60 days from November 3, 2008.

(5)	Mr. Douek owns options that are currently eligible to purchase 100,000 shares of our common stock at $1.07 per share, all of which are exercisable within 60 days from November 3, 2008.

(6)
Mr. Weichselbaum’s beneficial ownership includes the following securities: (a) 3,869,969 shares of common stock owned by Wexus Capital LLC; (b) 484,848 shares of our common stock due but have not been issued to Gimmel Partners LP; (c) warrants due but have not been issued to Gimmel Partners LP, currently exercisable to purchase 121,212 shares of our common stock at $1.20 per share; and (d) options currently exercisable, to purchase 100,000 shares of our common stock at $1.07 per share. Gimmel Partners LP is legally entitled to those securities pursuant to executed and fully paid subscription agreements. Mr. Weichselbaum disclaims beneficial ownership of securities owned by Gimmel Partners LP, except to the extent of his pecuniary interest therein, if any.

(7)
Mr. Fellus’s beneficial ownership includes the following securities: (a) 3,869,969 shares of common stock owned by Joab Capital LLC; (b) 484,848 shares of our common stock due but have not been issued to Joab Partners LP; (c) warrants due but have not been issued to Joab Partners LP, currently exercisable to purchase 121,212 shares of our common stock at $1.20 per share; (d) 8,500 shares of our common stock owned directly; and (e) 35,400 shares of our common stock owned by the James B. Fellus IRA. Joab Capital LLC is legally entitled to these securities pursuant to executed and fully paid subscription agreements. Mr. Fellus disclaims beneficial ownership of securities owned by Joab Capital LLC, except to the extent of his pecuniary interest therein, if any.

(8)
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

(9)
Includes options, currently exercisable, to purchase 200,000 shares of our common stock at $2.00 per share. As one of two Managing Members of EFH Partners, LLC, jointly with Steven M. Horowitz, Steven M. Rabinovici also has shared dispositive and voting power with respect to 4,371,962 shares of our common stock owned of record by EFH Partners, LLC, and shared dispositive power with respect to (a) warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share; (b) warrants currently exercisable to purchase 200,000shares of our common stock at $2.00 per share; (c) options to purchase 400,000 shares of our common stock, at an exercise price of $1.75 per share, and (d) options to purchase 150,000 shares of our common stock, at an exercise price of $2.25 per share. Mr. Rabinovici also has shared voting power with respect to the shares underlying (c) and (d) above, which are covered by irrevocable proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote theses shares on all matters, except that without the approval of the Gagne First Revocable Trust, these shares may not be voted in favor of (i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. (See footnote 5 above and footnotes 11 and 12 below). Warrants or options for a total of 1,010,000 of these shares are exercisable within 60 days from April 22, 2008. Mr. Rabinovici disclaims beneficial ownership of any share beneficially owned by EFH Partners, LLC, except to the extent of his pecuniary interest in such shares.

(10)	Mr. Matthew owns options to purchase 50,000 shares of common stock at $4.85 per share and 150,000 shares at $3.38 per share, of which 125,000 shares are exercisable within 60 days from April 22, 2008.

(11)
Mr. Carreno owns options to purchase 200,000 shares of common stock at $1.21 per share, none of which are exercisable within 60 days from April 22, 2008. Mr. Carreno also owns 100,000 shares of restricted common stock, none of which are vested within 60 days from April 22,2008.

(12)	Mr. Moreno owns options to purchase 300,000 shares of common stock at $1.50 per share, all of which are exercisable within 60 days from November 3, 2008.

(13)
Includes warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share and warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share. Also includes options, currently exercisable, to purchase (i) 400,000 shares of our common stock at an exercise price of $1.75 per share, and (ii) 150,000 shares of our common stock, at an exercise price of $2.25 per share. The shares underlying these options are held of record by The Gagne First Revocable Trust, and are also covered by irrevocable  proxies, dated May 20, 2005, delivered by The Gagne First Revocable Trust to EFH Partners, LLC, which permit EFH Partners, LLC to vote these shares on all matters, except that without the approval of The Gagne First Revocable Trust, these shares may not be voted in favor of(i) the sale of all or substantially all of our assets, (ii) our merger with any other entity or (iii) the authorization of a new employee stock option plan or an increase in the number of shares of our common stock available under any existing employee stock option plan. EFH Partners, LLC is an affiliated entity and a major shareholder. Steven M. Rabinovici, our Chairman, is one of its two managing members. Investment making authority for the EFH Partners, LLC is vested in Steven M. Rabinovici and Steven M. Horowitz, managing members. EFH Partners, LLC, purchased the stock in the ordinary course of business, and at the time of purchase of the stock to be resold, had no agreements or understandings directly or indirectly with any person to sell the stock.

(14)
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

(15)
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

(16)
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

(17)
Mr. McGrath's beneficial ownership includes the following securities:(a) 422 shares of Series G Preferred Stock, currently convertible into 620,340 shares of common stock; and (b) warrants to purchase 620,340 shares of common stock at $0.816 per share.

For information regarding securities authorized under our equity compensation plan, see Item 5, "Equity Compensation Plan Information".

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a discussion of certain relationships and related transactions for the year ended December 31, 2008. In the opinion of management, the terms of these transactions were as fair to the Company as could have been made with unrelated parties.

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

On December 5, 2007, we received a stock subscription advance totaling $1,017,000 from an entity controlled by an investor in the Company. At December 31, 2007, prepaid expenses and other assets included  loans receivable from officers of our subsidiary, JLSC, totaling $629,523. These loans were acquired as part of the acquisition of JLSC and have been offset against the note payable issued as part of the purchase price.

DIRECTOR INDEPENDENCE

The Board has determined that John C. Rudy, Benjamin J. Douek and Mark A. Wilton (the "Independent Directors") are independent as that term is defined in the listing standards of the NYSE Amex. As disclosed above, the Independent Directors are the sole members of the Audit Committee and are independent pursuant to the standards applicable to audit committee members under NYSE Amex listing standards. The Independent Directors are the sole members  of the Compensation Committee and are independent pursuant to the standards applicable to compensation committee members under NYSE Amex listing standards.

In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2008, disclosed in "Item 11 - Executive Compensation - Director Compensation" above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

We have retained Rosen Seymour Shapss Martin & Company, successor to Miller, Ellin & Company, LLP) to perform our annual audit, review our quarterly and annual SEC filings and prepare our tax returns.

AUDIT FEES.

The aggregate fees billed for professional services rendered by Rosen Seymour Shapss Martin & Company successor to Miller Ellin & Company for the audit of our annual financial statements and for the review of our interim financial statements, which are included in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $276,907, and $263,694, respectively.

AUDIT-RELATED FEES.

There were no fees for assurance and related services billed by Rosen Seymour Shapss Martin & Company  successor to Miller Ellin & Company for the year ended December 31, 2008.  During 2007 there were $35,634 for these services paid Miller Ellin & Company which were primarily in connection with our registration statements on form S-3.

TAX FEES.

The aggregate fees billed for professional services for tax compliance,tax advice and tax planning by Rosen Seymour Shapss Martin & Company were $63,853 and $78,798 for fiscal years ending 2008 and 2007, respectively.

ALL OTHER FEES.

There were no other fees billed by Rosen Seymour Shapss Martin & Company or its predecessor Miller Ellin & Company for products and services other than the above in the amount of $0 and $0 for fiscal years ending 2008 and 2007, respectively.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description of Exhibit

3(i)(a)	Articles of Incorporation (1)

3(i)(b)	Amendment to Articles of Incorporation effective January 2, 2008 (18)

3(ii)	Bylaws, as amended (2)

4.1	Form of Common Stock Certificate (1)

4.2	Articles of Amendment designating Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock dated May 19, 2005 (3)

4.3	Articles of Amendment designating Series F Convertible Preferred Stock dated March 13, 2007 (4)

4.4	Articles of Amendment designating Series G Convertible Preferred Stock, effective March 28, 2008 (18)

10.1	Amended and Restated 2000 Incentive Compensation Plan (5)

10.2	2007 Incentive Compensation Plan (6)

10.3+	Severance Agreement between the Company and Kevin M. Gagne(7)

10.4+	Employment Agreement between the Company and Donald A. Wojnowski Jr. dated as of September 21, 2007(2)

10.5	Lease between the Company and Emerson Investments International, Inc., relating to the lease of the Registrant's principal executive offices (8)

10.6	Form of Indemnification Agreement between the Company and each of its Directors and executive officers(1)

10.7	Mutual Release between the Company, Richard L. Goble, the Richard L. Goble First Revocable Trust, Henry N.Dreifus, Kevin M. Gagne, Bradley L. Gordon, and John J. Tsucalas(17)

10.8	Stock Purchase Agreement between the Gagne First Revocable Trust, Kevin M. Gagne and Richard L. Goble(17)

10.9	Fully Disclosed Clearing Agreement by and between Penson Financial Services, Inc. and Empire Financial Group, Inc.(8)

10.12	Stock Exchange Agreement, dated March 8, 2005, between Empire Financial Holding Company, Kevin M. Gagne and the Gagne First Revocable Trust.(9)

10.13
Transfer Agreement by and among Empire Financial Holding Company, Empire Financial Group, Inc., Regal Securities, Inc., and Penson Financial Services, Inc., as Clearing Broker dated as of November 21, 2005. (10)

10.14	Form of Securities Purchase Agreement dated as of March 10, 2006 (4)
10.15	Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (4)

10.16	Stock Purchase Agreement, dated September 14, 2006, among Empire Financial Holding Company, Jesup & Lamont Securities Corporation, and Jesup & Lamont Holding Corporation. (12)

10.17	Amendment No. 1 to Stock Purchase Agreement, dated November 10, 2006 (13)

10.18	Amendment No. 2 to Stock Purchase Agreement, dated November 10, 2007 (13)

10.19	Form of Securities Purchase Agreement dated March 6, 2007(14)

10.20	Form of Registration Rights Agreement dated March 6, 2007(14)

10.21	Form of Debenture issuable in connection with Securities Purchase Agreement dated March 6, 2007 (14)

10.22	Form of Warrant issuable in connection with Securities Purchase Agreement dated March 6, 2007 (14)

10.23	Form of Subscription Agreement dated August 20, 2007 (15)

10.24	Form of Warrant issuable in connection with Subscription Agreement dated August 20, 2007 (15)

10.25	Form of Subscription Agreement dated as of March 3, 2008 (16)

14.1	Code of Ethical Conduct(8)

21.1	Subsidiaries of the Company (18)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended *

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended *

32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 *

32.2	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 *

*     Filed herewith
+     Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibits filed with the Company's Registration Statement on Form S-1 Registration No. 333-86365.

(2)	Incorporated by reference from the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

(3)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated May 26, 2005.

(4)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 17, 2006.

(5)	Incorporated by reference from Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on August 1, 2006.

(6)	Incorporated by reference from Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on August 23, 2007.

(7)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated June 25, 2004.

(8)	Incorporated by reference from the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated March 8, 2005.

(10)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated November 23, 2005.

(11)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated May 15, 2007.

(12)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated September 14, 2006.

(13)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated November 10, 2006.

(14)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 12, 2007.

(15)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on August 24, 2007.

(16)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 12, 2008.

(17)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K dated October 17, 2003.

(18)	Incorporated by reference from the exhibits filed with the Company's initial filing of this Annual Report on Form 10-KSB on March 31, 2008.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JESUP & LAMONT, INC.

Dated April 14, 2009	By: /s/ Donald A. Wojnowski Jr.
Donald A. Wojnowski Jr., President
(Principal Executive Officer)

Dated April 14, 2009	By: /s/ Alan Weichselbaum
Alan Weichselbaum, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald A. Wojnowski Jr.	President and Director,	April 14, 2009
Donald A. Wojnowski Jr.	(Principal Executive Officer)

/s/ Alan Weichselbaum	Chief Financial Officer,	April 14, 2009
Alan Weichselbaum	(Principal Financial Officer and
Principal Accounting Officer)

/s/ John C. Rudy	Director	April 14, 2009
John C. Rudy

/s/ Steven M. Rabinovici	Director	April 14, 2009
Steven M. Rabinovici

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jesup & Lamont, Inc. and Subsidiaries
(Formerly Empire Financial Holding Company)

We have audited the accompanying consolidated statement of financial condition of Jesup & Lamont, Inc. and subsidiaries (formerly Empire Financial Holding Company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity , and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The December 31, 2007 financial statements were audited by Miller Ellin & Company, LLP, who merged with Rosen Seymour Shapss Martin & Company LLP as of January 1, 2009, whose report dated March 8, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jesup & Lamont, Inc. and subsidiaries (formerly Empire Financial Holding Company) at December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
April 8, 2009

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
Assets

Cash and cash equivalents	$410,840	$535,536
Marketable securities owned, at market value	37,027	5,178,988
Securities not readily marketable, at estimated fair value	531,265	1,229,659
Commissions and other receivables from clearing organization	1,033,520	1,672,328
Other Receivables	1,849,816	795,030
Deposits at clearing organization	655,359	4,177,837
Furniture and equipment, net	527,692	619,153
Prepaid expenses and other assets	513,393	1,671,215
Notes receivable	1,310,889	979,221
Deferred tax asset	2,117,000	2,117,000
Intangible assets - goodwill, customer lists and trademarks	17,415,766	17,576,493

Total assets	$26,402,567	$36,552,460

Liabilities and stockholders' equity

Line of credit payable	$-	$1,999,450
Accounts payable, accrued expenses and other liabilities	5,685,935	4,992,314
Due to clearing organization	1,180,108	7,689,830
Securities sold, but not yet purchased, at market value	170,603	522,771
Notes payable	12,552,317	9,766,176

Total liabilities	19,588,963	24,970,541

Commitments and Contingencies

Stockholders' equity

Convertible preferred stock, series C, F and G, $.01 par value	$7,902	$8,270
Common stock, $.01 par value 100,000,000 shares authorized	223,978	111,065
Less: Treasury Stock	(733,765)	-
Stock subscription receivable	2,894,996	2,000,000
Additional paid-in capital	37,328,572	26,324,579
Accumulated deficit	(32,908,079)	(16,861,995)

Total stockholders' equity	6,813,604	11,581,919

Total liabilities and stockholders' equity	$26,402,567	$36,552,460

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007

Revenues:
Commissions and fees	$27,313,808	$32,733,847
Equity market making trading revenues, net	8,398,425	6,488,356
Investment banking income	2,778,153	11,102,041
Net gain (loss) on securities received for banking services	(419,725)	347,654

	38,070,661	50,671,898

Expenses:
Employee compensation and benefits	22,488,833	20,498,566
Clearing and execution costs	20,063,213	29,577,137
General and administrative	9,969,048	9,468,625
Communications and data processing	898,428	877,642

	53,419,522	60,421,970

(Loss) from operations	(15,348,861)	(9,750,072)

Other income (expenses):
Other income	806,744	350,000
Other expense	(200,000)	-
Interest income	45,787	150,021
Interest expense	(1,077,161)	(1,477,614)

	(424,630)	(977,593)
Net (loss)	(15,773,491)	(10,727,665)

Accrued preferred stock dividends	(272,593)	(174,233)

Net (loss) applicable to common shareholders	$(16,046,084)	$(10,901,898)

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic and diluted	$(1.00)	$(1.00)

Weighted average shares outstanding:
Basic and diluted	16,006,832	10,926,021

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(15,773,491)	$(10,727,665)

Adjustments to reconcile net loss to net cash
provided from operating activities:
Depreciation and amortization	396,992	683,200
Amortization of customer lists	160,727	113,371
Amortization of note discount	76,604	95,868
Unrealized (gain) loss on securities	(247,897)	1,430,068
Stock compensation expense	933,651	725,480
Amortization of notes receivable	309,832	-
Amortization of warrants	-	285,065
Amortization of restricted stock	-	16,977
Deferred rent	14,136	54,108
Unrealized (gains)/loss on securities received
for investment banking services	698,394	(347,654)
Gain on settlement with officers	(806,744)	-
Issuance of stock to pay legal expenses	180,000	-
(Increase) decrease in operating assets:
Commissions receivable from clearing organizations	638,808	409,478
Deposits at clearing organizations	3,522,478	(2,644,063)
Other receivables	(1,054,786)	511,438
Marketable trading account securities, net	5,389,859	(1,218,201)
Prepaid expenses and other assets	482,525	(1,145,300)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and
other liabilities	459,856	(719,518)
Payable to clearing organizations	(6,509,721)	5,527,949
Securities sold, not yet purchased	(352,168)	(876,459)
Total adjustments	4,292,545	2,901,807

Cash provided by (used in) operating activities	(11,480,946)	(7,825,858)

Cash flows from investing activities:
Purchases of furniture and equipment	(305,533)	(266,063)
Payments on notes receivable	-	169,334
Issuance of notes receivable	(641,500)	(318,833)

Cash used by investing activities	(947,033)	(415,562)

continued

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

continued
	Years ended December 31,
	2008	2007
Cash flows from financing activities:
Payments of notes payable	$(1,994,137)	$(4,190,050)
Payments on short-term loans	-	(1,000,000)
Proceeds from short-term loans	-	2,017,000
Proceeds from line of credit	-	1,999,450
Proceeds from issuance of notes payable	3,452,500	6,387,158
Proceeds from sale of preferred stock	2,000,000	895,275
Proceeds from common stock subscribed	2,894,996	2,000,000
Proceeds from sale of common	6,038,106	-
Dividends paid on preferred stock	-	(52,300)
Fees and commissions paid for capital raise	(88,183)	(269,662)

Cash provided by financing activities	12,303,282	7,786,871

Net increase (decrease) in cash and cash equivalents	(124,697)	(454,549)

Cash and cash equivalents at beginning of year	535,536	990,085

Cash and cash equivalents at end of year	$410,840	$535,536

Supplemental cash flow information:
Interest paid	$1,077,161	$703,589

Income Taxes	$34,028	$-

Supplemental disclosures of non-cash investing
and financing activities:

Accrued preferred stock dividends, net of payments	$272,593	$174,233

Line of credit converted to note payable	$1,999,450	$-

Note payable canceled in settlement with former officers	$861,105	$-

Other assets offset against notes payable	$675,297	$-

Issuance of note to pay liability	$50,640	$-

Treasury stock acquired in settlement of receivable	$733,765	$-

Conversion of preferred stock to common stock	$385	$462

Issuance of note receivable to employee	$-	$200,000

Issuance of common stock to pay preferred dividends	$52,965	$26,484

Issuance of note payable for acquisition of
Long Island Office	$-	$4,162,856
Liabilities assumed on acquisition of Long Island Office	-	921,068
Acquisition of Long Island office - Total	$-	$5,083,924

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

Preferred Stock
	Series C		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2006	7,062	$71	866,139	$8,661	-	$-

Sale of common stock	-	-	-	-	-	-
Private placement fees	-	-	-	-	-	-
Conversion of Series F preferred stock	-	-	(46,152)	(462)	-	-
Exercise of common stock options	-	-	-	-	-	-
Amortization of common stock options	-	-	-	-	-	-
Amortization of restricted stock	-	-	-	-	-	-
Amortization of common stock warrants	-	-	-	-	-	-
Acquisition of Jesup & Lamont -
consulting fees	-	-	-	-	-	-
Acquisition of Jesup & Lamont -
stock to employee	-	-	-	-	-	-
Issuance in exchange for escrow balance	-	-	-	-	-	-
Payment of legal fees with common stock	-	-	-	-	-	-
Payment of preferred stock dividends
with common stock	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-

Balances at December 31, 2007	7,062	71	819,987	8,199	-	-

Sale of common stock	-	-	-	-	-	-
Exercise of common stock options	-	-	-	-	-	-
Issuance of subscribed stock	-	-	-	-	-	-
Exercise of common stock warrants	-	-	-	-	-	-
Issuance of Series G preferred stock	-	-	-	-	1,688	17
Conversion of Series F preferred stock	-	-	(38,460)	(385)	-	-
Payment of preferred stock dividends
with common stock	-	-	-	-	-	-
Stock compensation	-	-	-	-	-	-
Payment of fees with common stock	-	-	-	-	-	-
Payment of fees for sale of stock	-	-	-	-	-	-
Treasury shares received with
officer settlement	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-

Balances at December 31, 2008	7,062	$71	781,527	$7,814	1,688	$17

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional	Stock
	Common Stock		Paid-in	Subsriptions
	Shares	Amount	Capital	Receivable

Balances at December 31, 2006	10,364,880	$103,649	$23,808,181	$-

Sale of common stock	296,922	2,969	892,306	2,000,000
Private placement fees	-	-	(269,662)	-
Conversion of Series F preferred stock	46,152	462	-	-
Exercise of common stock options	8,962	90	(90)	-
Amortization of common stock options	-	-	725,480	-
Amortization of restricted stock	-	-	16,977	-
Amortization of common stock warrants	-	-	285,065	-
Acquisition of Jesup & Lamont -
consulting fees	85,000	850	105,400	-
Acquisition of Jesup & Lamont -
stock to employee	200,000	2,000	630,000	-
Issuance in exchange for escrow balance	65,218	652	74,348	-
Payment of legal fees with common stock	23,450	235	30,250	-
Payment of preferred stock dividends
with common stock	15,858	158	26,324	-
Preferred stock dividends	-	-	-	-
Net income (loss)	-	-	-	-

Balances at December 31, 2007	11,106,442	111,065	26,324,579	2,000,000

Sale of common stock	8,959,301	89,593	5,948,512	2,894,996
Exercise of common stock options	214,844	2,148	(2,148)	-
Issuance of subscribed stock	1,622,718	16,227	1,983,773	(2,000,000)
Exercise of common stock warrants	38,568	386	(386)	-
Issuance of Series G preferred stock	-	-	1,999,983	-
Conversion of Series F preferred stock	38,460	385	-	-
Payment of preferred stock dividends
with common stock	113,497	1,135	51,830	-
Stock compensation	-	-	933,651	-
Payment of fees with common stock	303,870	3,039	176,961	-
Payment of fees for sale of stock	-	-	(88,183)	-
Treasury shares received with
officer settlement	(524,118)	-	-	-
Preferred stock dividends	-	-	-	-
Net income (loss)	-	-	-	-

Balances at December 31, 2008	21,873,582	$223,978	$37,328,572	$2,894,996

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Less
	Treasury	Accumulated
	Stock	Deficit	Totals

Balances at December 31, 2006	$-	$(5,960,097)	$17,960,465

Sale of common stock	-	-	2,895,275
Private placement fees	-	-	(269,662)
Conversion of Series F preferred stock	-	-	-
Exercise of common stock options	-	-	-
Amortization of common stock options	-	-	725,480
Amortization of restricted stock	-	-	16,977
Amortization of common stock warrants	-	-	285,065
Acquisition of Jesup & Lamont -
consulting fees	-	-	106,250
Acquisition of Jesup & Lamont -
stock to employee	-	-	632,000
Issuance in exchange for escrow balance	-	-	75,000
Payment of legal fees with common stock	-	-	30,485
Payment of preferred stock dividends
with common stock	-	-	26,482
Preferred stock dividends	-	(174,233)	(174,233)
Net income (loss)	-	(10,727,665)	(10,727,665)

Balances at December 31, 2007	-	(16,861,995)	11,581,919

Sale of common stock	-	-	8,933,101
Exercise of common stock options	-	-	-
Issuance of subscribed stock	-	-	-
Exercise of common stock warrants	-	-	-
Issuance of Series G preferred stock	-	-	2,000,000
Conversion of Series F preferred stock	-	-	-
Payment of preferred stock dividends
with common stock	-	-	52,965
Stock compensation	-	-	933,651
Payment of fees with common stock	-	-	180,000
Payment of fees for sale of stock	-	-	(88,183)
Treasury shares received with
officer settlement	(733,765)	-	(733,765)
Preferred stock dividends	-	(272,593)	(272,593)
Net income (loss)	-	(15,773,491)	(15,773,491)

Balances at December 31, 2008	$(733,765)	$(32,908,079)	$6,813,604

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - The accompanying financial statements include the accounts of Jesup & Lamont, Inc. ("JLI" or the "Company"), (Formerly Empire Financial Holding Company) a Florida corporation, and its consolidated subsidiaries, Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC").  Effective January 2, 2008, we changed the name of the Company to Jesup & Lamont, Inc.  All intercompany transactions and accounts have been eliminated in consolidation.

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

CLEARING ARRANGEMENTS. - We do not carry accounts for customers or perform custodial functions related to customers' securities.  We introduce all of our customer transactions, to our clearing brokers, who maintain our customers' accounts and clear such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for our proprietary securities transactions.  These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses.  We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

SHARE-BASED COMPENSATION is accounted for under the fair value method.  Share-based payments to employees, including grants of stock options, are charged to expense over the requisite service period based on the grant-date fair value of the awards.  The Company uses the Black-Scholes valuation method to determine the fair value of stock options.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

CASH AND CASH EQUIVALENTS consist of highly liquid investments that are readily convertible into cash.  We consider securities with maturities of three months or less, when purchased, to be cash equivalents.  The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

MARKETABLE SECURITIES AND SECURITIES SOLD, BUT NOT YET PURCHASED are carried at market value, with related unrealized gains and losses reported in our results of operations.

SECURITIES that are not readily marketable are carried at fair value, with related unrealized gains and losses reported in our results of operations.  The determination of fair value is fundamental to our financial condition and results of operations and requires management to make complex judgments.
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

FURNITURE AND EQUIPMENT, NET - Property and equipment are recorded at cost. Depreciation on property and equipment is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.  Upon the sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in our results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.  The reported amounts of goodwill are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for Goodwill and Other Intangible Assets is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill impairment

INCOME TAXES - The Company accounts for income taxes using an asset and liability approach.  Deferred income tax assets and liabilities represent the tax effects differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the future tax benefits of deferred tax assets will not be realized.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

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

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in issuance of common stock.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings (loss).  Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

3. MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

FASB Statement No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB Statement No. 157, are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

●	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

●
Level 3 are unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The following tables present the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2008 and 2007.

Fair Value Measurements on a Recurring Basis

As of December 31, 2008

	Level 1	Level 2	Level 3	Total

Assets

Marketable securities owned	$37,027	$-	$-	$37,027
Securities not readily marketable	-	-	531,265	531,265

Totals	$37,027	$-	$531,265	$568,292

Liabilities

Securities sold, but not yet purchased	$170,603	$-	$-	$170,603

Fair Value Measurements on a Recurring Basis

As of December 31, 2007

	Level 1	Level 2	Level 3	Total

Assets

Marketable securities owned	$5,178,988	$-	$-	$37,027
Securities not readily marketable	-	-	1,229,659	531,265

Totals	$5,178,988	$-	$1,229,659	$568,292

Liabilities

Securities sold, but not yet purchased	$522,771	$-	$-	$522,771

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable (level 3) during the year ended December 31, 2008 and 2007.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Level 3 Financial Assets and Liabilities
Total Gains (Losses) Included in Income
Principle Transaction

Year Ended December 31,	Beginning Balance	Unrealized Gains and (Losses) Related to Assets Held at Year End	Realized Gains and (Losses) Related to Assets No Longer Held	Investment Banking Realized Gains and (Losses) No Positions Held at Year End	Purchases, Issuances, and Settlements	Transfers In (Out)	Ending Balance
2008
Assets

Marketable securities owned	$1,229,659	$(698,394)	$-	$-	$-	$-	$531,265

2007
Assets

Marketable securities owned	$882,005	$347,654	$-	$-	$-	$-	$1,229,659

4. STOCK BASED COMPENSATION

The Black-Scholes option valuation model is used to estimate the fair value of the options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  Options issued under the Company's option plan have characteristics that differ from traded options.  The principal assumptions used in applying the Black-Scholes model for the twelve months ending December 31, 2008 are outlined below.

The assumptions used were as follows:

	2008	2007
Expected dividend yield:	None	None
Risk free interest rate:	3.5%	5.16%
Expected life:	3 – 5 years	3 – 5 years
Expected volatility:	58 – 119%	58%

Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During the twelve months ended December 31, 2008, the Company granted 100,000 shares of common stock and options to acquire 625,000 shares of common stock, having exercise prices ranging from $1.03 to $1.50 per share, which had an aggregate fair value of $428,520.  The Company recorded compensation charges of $933,649 and $725,480 for the years ended December 31, 2008 and 2007, respectively, relating to the amortization of the fair value associated with the vesting of options and stock granted.  The Company will amortize the remaining values over the remaining vesting periods of the options and stock.

5. PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consists of the following:

			Estimated
	2008	2007	useful lives
Equipment	$290,418	$241,602	5-7 years
Computers	1,198,215	1,030,936	5 years
Furniture and fixtures	436,620	410,089	7 years
Leasehold improvements	322,214	259,308	Life of lease
	2,247,467	1,941,935
Less accumulated depreciation	(1,719,775)	(1,322,782)

	$527,692	$619,153

Depreciation expense charged to operations was $396,992 in 2008 and $472,780 in 2007.

6. NOTES RECEIVABLE

The Company has made advances to certain registered representatives in its Company owned offices in New York, NY, San Francisco, CA, Boston, MA, and Longwood, Florida. The notes receivable, by location, at December 31, 2008 and 2007, were as follows:

Office	2008	2007
New York office	$200,000	$200,000
San Francisco office	157,500	455,000
Boston office	673,833	273,833
Chicago office	25,000	-
Boca Raton office	150,000	-
New York office	66,500	-
Longwood office	38,056	50,388
Total notes receivable	$1,310,889	$979,221

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

7. INTANGIBLE ASSETS

At December 31, 2008 and 2007, intangible assets consisted of the following:

	2008	2007
Trademarks	$3,282,000	$3,282,077
Customer lists	907,000	1,157,266
Goodwill	13,522,508	13,272,165
	17,711,508	17,711,508
Less: accumulated amortization	(295,742)	(135,015)
	$17,415,766	$17,576,493

Amortization expense for intangible assets totaled $160,727 and $113,371 for the years ended December 31, 2008 and 2007, respectively.

The estimated annual aggregate amortization expense related to amortizable intangible assets for the five succeeding fiscal years is as follows:

Year Ending
December 31
2009	115,727
2010	115,727
2011	115,727
2012	115,727
2013	115,727

We performed an impairment test of our intangible assets as of December 31, 2008, and determined we had no impairment of intangible assets at that date.  We have determined we have one reporting unit for the test of impairment.  Summary information from our impairment tests is set forth in the following table.

			December 31, 2008
Reporting Unit	Carrying Value	Estimated Fair Value	Excess Estimated Fair Value Over Carrying Value	Percent Excess Value
JLSC	$19,817,000	$24,620,000	$4,803,000	24.2%

The principal assumptions used in forecasting future cash flows are outlined below:

	2009	2010	2011	2012	2013	2014
Nominal revenue growth rate	4.75%	22.5%	18.9%	15.6%	13.0%	10.9%
Direct costs	64.0%	64.0%	64.0%	64.0%	64.0%	64.0%
Operating expenses ($000’s)	$14,250	30.0%	30.0%	30.0%	30.0%	30.0%

	2015	2016	2017	2018	Residual
Nominal revenue growth rate	9.2%	7.9%	6.8%	5.9%	3.5%
Direct costs	64.0%	64.0%	64.0%	64.0%	64.0%
Operating expenses	30.0%	30.0%	30.0%	30.0%	30.0%

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Bases used to develop forecasts
Years that cash flow is projected	10
Derivation of residual value at end of projection period	Gordon growth model applied to the last year of projection period
Weighted average cost of capital	14.1%

8. NOTES PAYABLE

Notes payable at December 31, 2008, consisted of the following:

	2008	2007
Convertible notes payable to investors, interest payable quarterly at an annual rate of 6.5% percent. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share	$6,207,158	$6,387,158
Unsecured note payable to Jesup & Lamont Holding Corporation. The note accrues interest at an annual rate of 4.0%, payable annually, and principal payable at maturity of October 1, 2011.	1,638,895	2,500,000
Notes payable to bank at prime plus 4%(currently 7.25%). Due April 2, 2009 (see Line of Credit below)	1,149,450	-
Unsecured not payable to Legent Clearing LLC, interest at a base annual rate of 4.25% plus prime, with a maturity of November 3, 2018	2,000,000	-
Short term note payable to Sofisco Nominees limited, with interest of 8%, originally due on April 2, 2009 but extended to December 31, 2009.	1,000,000	-
Subordinated note payable to EFH Partners, interest an annual rate of 20.0%, originally payable at maturity on February 17, 2007. The note was extended to April 1, 2009 at a 4.0% annual interest rate and then modified to become due on demand.	222,500	1,000,000
Unsecured note payable to A. Aysseh, a Company shareholder, principal and interest at 15% per annum, due at maturity date of January 16, 2009; since became payable on demand.	400,000	-
Unsecured note payable to the Financial Industry Regulatory Authority (“FINRA”), with principal and Interest at 8.25% per annum, payable monthly for 48 months.	45,863	-
Unsecured note payable which accrues interest at an annual rate of 5.0%. Principal and interest payable on demand.	66,534	246,533
Total principal payable	12,730,400	10,133,691
Less: unamortized discount on note to Jesup & Lamont Holding Corporation	(178,083)	(367,515)

	$12,552,317	$9,766,176

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The annual maturities of principal on the notes payable are as follows:

Year Ending
December 31
2009	$2,884,347
2010	-
2011	1,638,895
2012	6,207,158
Thereafter	2,000,000
$12,730,400

Interest on these notes totaled $819,323 and $650,551 for the years ended December 31, 2008 and 2007, respectively.

9. LINE OF CREDIT PAYABLE

On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank.  As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral.  At December 31, 2007 we had drawn $1,999,450 of the line.  The line expired on February 1, 2008.

On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable.  Under the new note payable, 100% of EFG's and JLSC's stock are still pledged as collateral.  The note carries certain restrictions and requires pre-approval of certain actions from Fifth Third Bank, including but not limited to, divestures of business assets.  The note carries interest at the Bank's Prime Rate plus 4% (7.25% at December 31, 2008).  The note calls for monthly interest payments and repayments of $100,000 on January 29th and $1,049,450 on April 2nd, 2009.  We are in discussions with Fifth Third Bank regarding extension of the note and believe that the repayment will be moved to a later date.

Total interest expense under these borrowings for the years ending December 31, 2008 and 2007 was $111,327 and $164,237, respectively.

10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2008 and 2007, accounts payable, accrued expenses and other liabilities consisted of the following:

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Accounts Payable	$1,101,365	$778,918
Accrued payroll and taxes	1,394,788	1,114,496
Short term loans	40,000	1,017,000
EKN settlement accrual	872,000	-
Accrued legal	564,135	1,288,116
Accrued preferred stock dividends	445.568	226,099
Accrued interest on notes	356,899	-
Other accrued expenses and liabilities	911,179	567,685
	$5,685,935	$4,992,314

11. DUE TO CLEARING ORGANIZATIONS

At December 31, 2008 the balance due to clearing organizations includes a balance of $1,180,108 owed to EFG's clearing firm, under a promissory note with the clearing broker.  A total of $500,000 of this balance relates to a fee charged to enter into the promissory note agreement.  This promissory note memorialized JLI's previous agreement with the clearing broker which precludes them from collecting this note from EFG.  The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity.  The note is personally guaranteed by JLI's Chairman and JLI's President and CEO.  The note, as had been previously agreed with the clearing broker, was also collateralized by warrants held by the Company and was further cross collateralized by all of the shares of JLI held by EFH Partners, Inc.

12. TRADING INCOME

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

	Years Ended December 31,
	2008	2007
Net realized gains and losses	$8,150,527	$7,659,738

Unrealized gains	903,190	2,049,518
Unrealized losses	(655,292)	(3,220,900)
Trading income, net	$8,398,425	$6,488,356

13. INVESTMENT BANKING INCOME

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

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Years Ended December 31,
	2008	2007
Investment banking fees	$2,778,153	$11,102,041

Gain (loss) from warrants	(419,725)	347,654
Investment banking income, net	$2,358,428	$11,449,695

14. GAIN ON SETTLEMENTS

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

15. EARNINGS (LOSS) PER SHARE

The calculation of net income(loss) per share is as follows:

	Years Ended December 31,
	2008	2007
Numerator for net income (loss) per share:
Net income (loss)	$(15,773,491)	$(10,727,665)
Preferred stock dividends	(272,593)	(174,233)
Income (loss) attributable to common stockholders	$(16,046,084)	$(10,901,898)

Denominator:
Basic weighted-average shares	16,006,832	10,926,021
Warrants	7,024,242	3,426,680
Stock options	3,421,522	4,360,822
Restricted common stock, not issued	189,844	189,844
Convertible preferred stock Series C,F and G	3,615,987	1,362,931
Convertible notes	2,597,124	2,672,437
Common stock subscribed	4,065,244	1,622,718
Warrants subscribed	293,812	811,359
Diluted weighted-average shares	37,214,607	25,372,812

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Basic and diluted income (loss) per share:

Basic income (loss) per share	$(1.00)	$(1.00)

Diluted income (loss) per share	$(1.00)	$(1.00)

The Company’s loss attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options, warrants, and convertible securities causes the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive.  Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this “anti-dilutive” effect.

16. EQUITY

For the year ended December 31, 2008, the Company recorded the following stock, option and warrant transactions:

From August through October 2008 JLI received stock subscriptions totaling $732,499 for a stock offering to be completed during the second quarter of 2009.

As of August 7, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $175,000 to purchase a total of 205,554 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 51,388 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008.  The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited anti-dilution protection for capital changes and similar events.  The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed.  The Subscription Agreements were entered into pursuant to a private placement to accredited investors.

In July 2008, JLI entered into agreements to sell an aggregate subscription amount of $1,162,497 to purchase a total of 1,096,695 shares of common stock, par value $0.01 per share at $1.06 per share, the closing price on July 11, 2008.

On June 12, 2008, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $1,000,000 to purchase a total of 969,696 shares of common stock, par value $0.01 per share, and five-year warrants to purchase a total of 242,424 shares of common stock.  Each share of common stock was priced at $1.00 per share, the closing price on June 11, 2008.  The warrants are exercisable after six months from the date of issue at a price of $1.20 per share, subject to limited anti-dilution protection for capital changes and similar events.  The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed.  The Subscription Agreements were entered into pursuant to a private placement to accredited investors.  Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.  None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

As of March 3, 2008, the Company entered into agreements to sell $1,997,495 of units in a private placement to accredited investors.  Each unit consisted of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the Company's Common Stock, par value $0.01 per share.  Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events.  The warrants are exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events.  The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008.  The agreement also includes JLI's agreement to register all shares of the common stock underlying the units.  Pursuant to the terms of the transaction, the Company may pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-K, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date.

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

During 2008 we issued a total of 303,870 shares of our common stock in exchange for legal services valued at $180,000.

During 2008 we issued a total of 214,844 shares of our common stock to  employees under our stock option plan.

A preferred stockholder and ex-officer of the Company was issued 113,497 shares of common stock at $0.99 per share. The stock was issued as payment for dividends owed from 2007.

During 2008, 38,568 shares of our common stock were issued for exercised warrants.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During 2008, we incurred expenses related to our stock offerings totaling $88,183.

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

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Two outside investors converted their shares of Series F Preferred Stock for 46,152 shares of common stock.

An employee received 200,000 shares of restricted stock as part of the acquisition of JLSC.

An outside consultant was issued 85,000 shares of common stock at $1.25 per share.  The stock was issued as compensation for consulting services rendered.

An outside legal firm was issued 23,450 shares of common stock at $1.30 per share.  The stock was issued as compensation for legal services rendered.

A preferred stockholder and ex-officer of the Company was issued 15,858 shares of common stock at $1.67 per share.  The stock was issued as payment for dividends owed from 2006.

A former shareholder was issued 65,218 shares of common stock, at $1.15 per share, in exchange for the balance of an escrow account.

The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

Convertible Issue	Outstanding Shares/ Balance	Preferred/ Note Dividend/ Interest Rate	Convertible to Common Shares #	Conversion Price
Series C participating, cumulative convertible preferred stock, 8000 shares authorized, liquidation preference at the $100 per share stated value.	7,062	7.5%	325,100	$2.00
Series F participating, cumulative convertible preferred stock, 877,000 shares authorized, liquidation preference at the $3.25 per share stated value.	781,527	4.0%	781,527	$3.25
Series G participating, cumulative convertible preferred stock, 4000 shares authorized, liquidation preference at the $1000 per share stated value.	1,688	10.0%	2,481,360	$0.68
Convertible Notes	n/a	6.5%	2,597,124	$2.39

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

16.    STOCK OPTIONS

The Company has 2 stock option plans in effect, the 2000 Incentive Compensation Plan and the 2007 Incentive Compensation Plan (collectively the "Plans").  The Plans are designed to serve as an incentive for retaining directors, employees, consultants and advisors.  Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the Board of Directors.

The following table summarizes stock option activity for the years ended December 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,360,822	$2.83	3,449,143	$1.43
Granted	625,000	1.28	1,135,300	1.88
Exercised	-	-	(11,271)	1.18
Cancelled	(2,023,300)	2.94	(212,350)	2.21
Outstanding at end of year	2,962,522	2.20	4,360,822	2.83

Exercisable at end of year	2,345,402	2.23	2,932,810	2.55

Weighted average fair value of options granted during the year	$0.84		$0.80

Of the stock options outstanding at December 31, 2008, 865,000 vested immediately upon grant, 1,065,000 vest over a two year period from the date of grant, 1,029,000 vest over a three year period from the date of grant and 2,000 vest over a five year period from the date of grant.  Of the stock options outstanding at December 31, 2007, 705,000 vested immediately upon grant, 1,217,522 vest over a two year period from the date of grant, 2,346,300 vest over a three year period from the date of grant and 92,000 vest over a five year period from the date of grant.

The Company granted options to purchase 625,000 and 1,135,300 shares of the Company's common stock to officers and key employees during the years 2008 and 2007, respectively, at a weighted average exercise price of $1.88.  Of the 625,000 options granted in 2008, 325,000 options were granted to employees, 100,000 were granted to an officer who was a member of the Board of Directors, and 200,000 were granted to outside members of the Board of Directors.  A total of 425,000 options vest immediately, and 200,000 options vest annually over a two year period.  Of the 1,135,300 options granted in 2007, 650,300 options were granted to employees, 260,000 were granted to officers who are not members of the Board of Directors, and 225,000 were granted to outside members of the Board of Directors. A total of 275,000 options vest immediately, and 860,300 options vest annually over a three year period.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The following table summarizes stock options at December 31, 2008:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Exercise		Remaining	Average		Remaining	Average
Price		Contractual	Exercise		Contractual	Exercise
Range	Shares	Life	Price	Shares	Life	Price
$1.01 – 2.00	1,987,000	6.87	$1.58	1,521,350	7.44	$1.60
2.01 – 3.00	340,000	8.53	2.41	307,000	8.91	2.38
3.01 – 4.00	208,522	5.20	3.38	208,522	5.20	3.38
4.01 – 5.00	427,000	9.41	4.40	308,530	9.19	4.43

18.    EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the "Plan"), provided to the employees of JLI, and EIA that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986.  To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old.  The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law.  The Plan also provides that the Company may match employee contributions to the Plan.  The Company did not make any contributions to the Plan during the years ended December 31, 2008 and 2007.

The Company has a second Plan which is provided to the employees of JLSC.  The JLSC 401(k) retirement plan conforms to and qualifies under articles 401 and 501 of the Internal Revenue Code of 1986.  Employees are able to elect to reduce their salary by a specific percentage or dollar amount and have that amount contributed on a pre-tax basis as a salary deferral.  Employees are eligible to participate as of date of hire but must wait for "entry" until the first day of the next Plan year quarter after eligibility.  The amount of salary deferral during any year for a Plan Participant cannot exceed the dollar limit imposed by applicable federal law.  The Plan also provides that JLSC may match employee contributions to the plan. JLSC did not make any contributions to the Plan since its acquisition by the Company.

19.    INCOME TAXES

The federal and state income tax provision (benefit) for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-

Total provision (benefit) for income taxes	$-	$-

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Based on current operations and future projections management believes that the potential future tax benefits represented by the  deferred tax assets of $12,482,000 will be realized.  However, in light of the current economic environment, management believes it is prudent to provide an additional valuation allowance of $7,301,000 at December 31, 2008. The components of the Company's deferred tax assets at December 31, 2008 and 2007 were as follows:

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$11,946,000	$6,078,000
Depreciation and amortization	750,000	566,000
Deferred tax assets	12,696,000	6,644,000

Deferred tax liabilities:
Value of warrants	(214,000)	(492,000)
Amortization of intangibles	-	(431,000)
Deferred tax liabilities	(214,000)	(923,000)
Net deferred tax assets before valuation allowance	12,482,000	5,721,000
Less: Valuation allowance	(10,365,000)	(3,064,000)
Net deferred tax assets	$2,117,000	$2,117,000

The Company has net operating loss carryforwards for federal tax purposes of approximately $26,000,000 which expire in years 2022 through 2028.  The amount deductible per year is limited to approximately $600,000 under current tax regulations.  Customer base intangibles that have been fully amortized or written off due to impairment are being amortized over 15 years for tax purposes as required by Internal Revenue Code Section 197..

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2008	2007
Computed tax at the federal statutory rate of 34%	$(5,363,000)	$(3,647,000)
State taxes, net of federal benefit	(1,196,000)	(1,050,000)
Operating loss carryforwards	5,751,000)	4,401,000
Valuation allowance	635,000	88,000
Amortization of intangibles	(344,000)	(356,000)
Non-deductible compensation	378,000	309,000
Other	139,000	255,000
	$-	$-

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

20.    COMMITMENTS AND CONTINGENCIES

Office Lease Commitments

The Company and its subsidiaries lease branch offices and office facilities under operating lease agreements. Lease expense totaled $2,298,045 and $2,302,177 for the years ended December 31, 2008 and 2007, respectively.

The following is a schedule by year of future office lease commitments:

Year Ending
December 31
2009	$2,035,590
2010	1,536,714
2011	619,870
2012	296,950
2013	154,867
Thereafter	170,612
$4,814,603

Regulatory and Legal Matters

A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before FINRA alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG.  To that end, Claimant asserted claims against EFG for tortuous interference with contractual relationships and aiding and abating fiduciary duty.  Claimant sought $10,000,000 in damages from EFG. EFG has defended the case through a protracted arbitration proceeding which has ensued over several years.  In the opinion of management, the outcome of this claim will not have a material adverse affect on the Company’s financial position.

On November 12, 2008, EFG received a notice from FINRA that an arbitration award had been awarded against EFG for $772,000 plus costs and fees of approximately $80,000.  On December 31, 2008, EKN and Empire entered into a settlement agreement which addressed the payment and satisfaction of the award. EFG and EKN agreed that the terms of that settlement would remain confidential.

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

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

A customer of a retail broker brought an arbitration claim against the Company for sales practice violations, negligence and breach of fiduciary duty.  We settled the claim in March 2008 and paid $700,000.  Of this amount, $350,000 was recovered from our insurance carrier, and the remainder was charged to operations.

On January 15, 2009, the Company, announced that EFG had filed a $25 million arbitration claim against one of its clearing brokers, Penson Financial Services, Inc., a NASDAQ listed company, its CEO, Phil Pendergraft, its President, Daniel Son and its Chairman, Roger Engemoen.  Empire’s causes of action include extortion, civil theft, conspiracy, tortuous interference with contractual relationships and aiding and abetting breach of fiduciary duty.  The claims relate to the assistance Penson provided in connection with a fraud perpetrated upon Empire, Penson’s collusion with a “raid” of Empire’s global execution services business, Penson’s inappropriate demands for payments in connection with EFG’s closure by FINRA in April 2008.

Empire further alleges that Penson sought to profit by making false statements to FINRA, Empire’s primary regulator, in the interest of closing the firm.  Thereafter, Penson demanded payments of over $1 million before Empire could reopen.  Penson has also seized a $1.6 million clearing deposit of Empire’s as well as commission revenue. As a result of these acts, the brokerage firm has sustained significant harm.  It is management’s opinion that the Company will prevail.

American Stock Exchange Listing

On February 11, 2008, the Company received notice from the American Stock Exchange that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the AMEX Company Guide, which require that the Company must maintain a Board of Directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.  In its notice, the American Stock Exchange gave the Company until May 12, 2008 to regain compliance with continued listing standards.  The Company has a meeting scheduled on May 5, 2009, to comply with this requirement, and if and when held, we believe we will regain compliance with this requirement.

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

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Customer Claims, Litigation and Regulatory Matters.

In the normal course of business, we have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our broker dealer activities, as an employer and as a result of other business activities.

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date.  We have recorded these obligations in our financial statements at December 31, 2008 at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2008.  The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $250,000.  We have not experienced any previous losses due to this condition.

23.    NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

Our broker-dealer subsidiaries, EFG and JLSC, are subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, does not exceed 15 to 1.  Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

In November, 2008, EFG was out of compliance with the above Net Capital Rule and, accordingly, EFG immediately ceased conducting a securities business, other than liquidating transactions.  EFG’s out of compliance condition was caused by an arbitration award against it for $772,000 plus related costs and fees of approximately $100,000.  In March of 2009 EFG filed a Broker Dealer withdrawal with FINRA.

At December 31, 2008, JLSC had net capital of $314,609, which was $214,609 above the required net capital of $100,000.  JLSC ratio of aggregate indebtedness to net capital was 4.65 to 1 as of December 31, 2008.  JLSC is exempt from Rule 15c3-3 because all customer transactions are cleared through other Broker-dealers on a fully-disclosed basis.

JESUP & LAMONT, INC.
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

24.    RELATED PARTY TRANSACTIONS

The following is a discussion of certain relationships and related transactions for the year ended December 31, 2008.  In the opinion of management, the terms of these transactions were as fair to the Company as could have been made with unrelated parties.

We extended a $1 million short term note that was originally issued on March 1,2006 to EFH Partners, LLC.  During the year, certain payments were made against the note and the balance remaining at December 31, 2008, was $222,500.  This note was extended to a new maturity date of April 1, 2009 and then modified to become due on demand.  The note bears interest at 4%, and is subordinated to all other debt.

In April 2008, the Company entered into a short tem note with Sofisco Nominees Limited.  The note was for $1 million and the interest rate on the note was 8%.  The initial term of the loan was six months but was extended at year end.  The current maturity date for the loan is December 31, 2009.

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

We extended a $1 million short term note that was originally issued on March 1, 2006 to EFH Partners, LLC.  This note was extended to a new maturity date of April 1, 2009. The extended note bears interest at 4%, is payable at maturity and is subordinated to all other debt.  During 2008, the Company repaid $777,500 leaving a balance due of $222,500 at December 31, 2008.

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

25.    SUBSEQUENT EVENTS

On March 4, 2009, the Company announced that it closed $4.2 million in new financings which will primarily be used to expand the brokerage operations of its wholly owned subsidiary Jesup & Lamont Security Corp.  Of these financings $2 million was provided by Legent Clearing LLC, in connection with a recently announced clearing agreement. The remaining $2.2 million was provided pursuant to a series of equity investments, by accredited investors, in units consisting of 4 shares of Common Stock and one Warrant.