Form 10-Q
period 2009-03-31
JESUP & LAMONT, INC.
filed 2009-05-20
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) -OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________________ to ______________________

Commission File Number:  1-31292

JESUP & LAMONT, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-3627212
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

650 Fifth Avenue, Third Floor
New York, New York 10019

(Address of Principal Executive Offices)

800-356-2092

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2009 there were 22,397,700 shares of common stock, par value $.01 per share, outstanding.

JESUP & LAMONT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Cash and cash equivalents	$55,220	$410,840
Marketable securities owned, at market value	1,059,607	37,027
Securities not readily marketable, at estimated fair value	702,193	531,265
Commissions and other receivables from clearing organization	1,017,169	1,033,520
Other receivables	1,700,040	1,849,816
Deposits at clearing organization	2,600,532	655,359
Prepaid expenses and other assets	644,055	513,393
Notes receivable, net	1,738,265	1,310,889
Deferred tax asset	2,117,000	2,117,000
Furniture and equipment, net	535,133	527,692
Goodwill	13,272,165	13,272,165
Other intangible assets - customer lists and trademarks	4,114,670	4,143,601
Total assets	$29,556,048	$26,402,567

Liabilities and stockholders' equity

Accounts payable, accrued expenses and other liabilities	7,152,763	5,685,934
Due to clearing organization	1,965,331	1,180,108
Securities sold, but not yet purchased, at market value	228,014	170,603
Notes payable	14,318,028	12,552,317

Total liabilities	23,664,136	19,588,962

Stockholders' equity

Convertible preferred stock, series C, F, and G, $.01 par value
1,000,000 shares authorized 790,277 issued and outstanding	$7,903	$7,903
Common stock, $.01 par value 100,000,000 shares authorized 22,397,700 shares issued and outstanding	223,977	223,977
Less: Treasury Stock	(733,765)	(733,765)
Capital stock subscribed	4,884,976	2,894,996
Additional paid-in capital	37,436,048	37,328,573
Accumulated deficit	(35,927,227)	(32,908,079)

Total stockholders' equity	5,891,912	6,813,605

Total liabilities and stockholders' equity	$29,556,048	$26,402,567

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008

Revenues
Commissions and fees	$4,778,829	$7,646,297
Equity market making trading revenues, net	1,145,949	2,703,390
Investment banking income	413,910	1,404,787
Net G/L on sec rec for banking services	168,431	236,185

	6,507,119	11,990,659

Expenses
Employee compensation and benefits	2,716,067	2,679,168
Clearing and execution costs	4,548,345	7,983,779
General and administrative	1,789,402	1,679,961
Communications and data processing	144,541	252,552

	9,198,355	12,595,460

Loss from operations	(2,691,236)	(604,801)

Other income (expenses)
Other income
Interest income	360	11,708
Interest expense	(236,789)	(315,687)

	(236,429)	(303,979)
Net loss	(2,927,665)	(908,780)

Accrued preferred stock dividends	(91,483)	(46,733)

Net loss applicable to common shareholders	$(3,019,148)	$(955,513)

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic	$(0.14)	$(0.09)

Earnings (loss) per share diluted	$(0.14)	$(0.09)

Weighted average shares outstanding:
Basic	21,873,582	11,141,907

Diluted	21,873,582	11,141,907

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows from operating activities
Net Loss	$(2,927,665)	$(908,780)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	79,770	96,363
Amortization of customer lists	28,932	40,182
Amortization of note discount	15,711	23,967
Unrealized (gain) loss on marketable securities	5,697	(106,292)
Stock compensation expense	107,475	174,699
Amortization of notes receivable	55,556	-
Allowance for notes receivable	100,000	-
Deferred rent	3,528	-
Unrealized gain on securities received for investment banking services	(170,928)	(495,271)

(Increase) decrease in operating assets:
Commissions receivable from clearing organizations	16,351	3,188
Deposits at clearing organizations	(1,945,173)	(228,748)
Other receivables	149,777	(1,100,669)
Marketable trading account securities, net	(1,028,277)	3,415,018
Prepaid expenses and other assets	(130,662)	251,979

Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	1,371,817	427,717
Payable to clearing organizations	785,223	(3,461,867)
Securities sold, not yet purchased	57,411	(29,585)

Total adjustments	(497,792)	(989,319)

Cash used by operating activities	(3,425,457)	(1,898,099)

Cash flows from investing activities
Purchases of furniture and equipment	(87,211)	(32,461)
Payments on notes receivable	-	38,083
Issuance of notes receivable	(582,932)	(215,000)

Total cash used by investing activities	(670,143)	(209,378)

Cash flows from financing activities
Payments of notes payable	(250,000)	(175,000)
Proceeds from 9% Convertible debenture	2,000,000
Proceeds from sale of preferred stock		2,000,000
Proceeds from common stock subscribed	1,989,980	-
Total cash provided by financing activities	3,739,980	1,825,000

Net decrease in cash and cash equivalents	(355,620)	(282,477)

Cash and cash equivalents at beginning of period	410,840	535,536

Cash and cash equivalents at end of period	$55,220	$253,059

Supplemental cash flow information:

Interest paid	$115,766	$315,687

Supplemental disclosures of non-cash investing and financing activities:

Accrued preferred stock dividends, net of payments	$91,483	$46,733

Line of Credit converted to note payable	-	$1,999,450

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1. NATURE OF BUSINESS

ORGANIZATION AND OPERATIONS - The accompanying financial statements include the accounts of Jesup & Lamont, Inc. ("JLI"), a Florida corporation, and its consolidated subsidiaries, Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC"), collectively “the Company”.  All intercompany transactions and accounts have been eliminated in consolidation.

JLSC is an introducing securities broker-dealer which provides brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives.  EIA and JLSC provide fee-based investment advisory services to their customers.  EFG ceased operations in November 2008.

The Company's executive offices are located in New York, New York with independent registered representatives throughout the United States.  JLSC's main office is also in New York City.

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

MARKET-MAKING ACTIVITIES - Securities owned and securities sold, but not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis.  Market value is estimated daily using market quotations available from major securities exchanges and dealers.

CLEARING ARRANGEMENTS. - We do not carry accounts for customers or perform custodial functions related to customers' securities.  We introduce all of our customer transactions to our clearing brokers, who maintain our customers' accounts and clear such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for our proprietary securities transactions.  These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses.  We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.  The reported amounts of goodwill are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for Goodwill and Other Intangible Assets is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill impairment.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

3. NOTES RECEIVABLE

The Company has made advances to certain registered representatives in its Company owned offices.  The notes receivable, by location, at March 31, 2009 and December 31, 2008, were as follows:

Office	March 31, 2009	December 31, 2008
New York office	$200,000	$200,000
San Francisco office	140,000	157,500
Boston office	700,083	673,833
Chicago office	25,000	25,000
Boca Raton office	706,682	150,000
New York office	66,500	66,500
Longwood office	-	38,056
Less: allowance for uncollectibles	(100,000)	-

Total notes receivable	$1,738,265	$1,310,889

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31
	2009	2008
Goodwill	$13,272,165	$13,272,165
Other Intangible Assets
Trademarks	3,282,077	3,282,077
Customer lists	1,157,266	1,157,266
	4,439,343	4,439,343
Less: accumulated amortization	(324,673)	(295,742)

	$4,114,670	$4,143,601

Amortization expense for intangible assets totaled $28,931 and $40,182 for the three months ended March 31, 2009 and 2008, respectively.

The estimated annual aggregate amortization expense related to other intangible assets for the five succeeding fiscal years is as follows:

Year Ending
December 31
2009	$115,727
2010	115,727
2011	115,727
2012	115,727
2013	115,727

The value of the Company’s intangible assets is based on whether they make useful contributions toward the generation of future earnings. We performed an impairment test of our intangible assets as of December 31, 2008 and determined we had no impairment of intangible assets at that date.  However, because of the Company’s history of operating losses, management continually evaluates the realization of future economic benefits.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

 5. NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008, consisted of the following:

	2009	2008
Convertible notes payable to investors, interest payable quarterly at an annual rate of 6.5%. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share	$6,207,158	$6,207,158
Unsecured note payable to Legent Clearing LLC, interest at a base annual rate of 4.25% plus prime, with a maturity of November 3, 2018	2,000,000	2,000,000
Convertible debenture payable to Legent Clearing, LLC at an annual rate of 9.0%. The note matures February 26, 2014, and is convertible into common stock at $.50 per share.	2,000,000	-
Unsecured note payable to the stockholders of Jesup & Lamont Holding Corporation (former parent of JLSC). The note accrues interest at an annual rate of 4.0%, payable annually, and the principal is payable at maturity on October 1, 2011.	1,638,895	1,638,895
Notes payable to bank at prime plus 4%(currently 7.25%). Due April 2, 2009 (see Note 6, Line of Credit below)	1,049,450	1,149,450
Short term note payable to Sofisco Nominees limited, with interest of 8%, originally due on April 2, 2009 but extended to December 31, 2009.	850,000	1,000,000
Unsecured note payable to A. Aysseh, a Company shareholder, principal and interest at 15% per annum, due at maturity date of January 16, 2009; since became payable on demand.	400,000	400,000
Subordinated note payable to EFH Partners, interest an annual rate of 20.0%, originally payable at maturity on February 17, 2007. The note was extended to April 1, 2009 at a 4.0% annual interest rate and then modified to become due on demand.	222,500	222,500
Unsecured note payable which accrues interest at an annual rate of 5.0%. Principal and interest payable on demand.	66,534	66,534
Unsecured note payable to the Financial Industry Regulatory Authority (“FINRA”), with principal and interest at 8.25% per annum, payable monthly for 48 months.	45,863	45,863
Total principal payable	14,480,400	12,730,400
Less: unamortized discount on note to stockholders of Jesup & Lamont Holding Corporation	(162,372)	(178,083)

Total notes payable net of discount	$14,318,028	$12,552,317

The annual maturities of principal on the notes payable are as follows:

Year Ending
December 31
2009	$2,634,347
2010	-
2011	1,638,895
2012	6,207,158
2013	-
Thereafter	4,000,000
$14,480,400

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Interest on these notes totaled $213,866 and $245,178 for the three months ended March 31, 2009 and 2008, respectively.

6. LINE OF CREDIT PAYABLE

On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank.  As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral.  At December 31, 2007 we had drawn $1,999,450 of the line.  The line expired on February 1, 2008.

On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted the credit line to a note payable.  Under the new note payable, 100% of EFG's and JLSC's stock are still pledged as collateral.  The note carries certain restrictions and requires pre-approval of certain actions from Fifth Third Bank, including but not limited to, divestures of business assets.  The note carries interest at the Bank's Prime Rate plus 4% (7.25% at December 31, 2008).  The note called for monthly interest payments and repayments of $100,000 on January 29th, and $1,049,450 on April 2nd, 2009 of which we paid $100,000.  We are in discussions with Fifth Third Bank regarding extension of the note and believe that the repayment will be moved to a later date.

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2009	2008

Accounts Payable	$936,822	$1,101,365
Accrued payroll	1,437,731	1,282,490
Payroll taxes payable	1,019,195	112,298
Short term loans	40,000	40,000
EKN Settlement accrual	689,517	872,000
Accrued legal	564,135	564,135
Accrued preferred stock dividends	537,052	445,568
Accrued interest on notes	416,787	356,899
Other accrued expenses and liabilities	1,511,524	911,179

TOTAL ACCOUNTS PAYABLE	$7,152,763	$5,685,934

8. DUE TO CLEARING ORGANIZATIONS

The amount due to clearing organizations of $1,965,331 at March 31, 2009 includes a balance of $1,202,971 owed to EFG's clearing firm, under a promissory note with the clearing broker.  A total of $500,000 of this balance relates to a fee charged to enter into the promissory note agreement.  This promissory note memorialized JLI's previous agreement with the clearing broker which precludes them from collecting this note from EFG.  The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity.  The note is personally guaranteed by JLI's Chairman and JLI's President and CEO.  The note, as had been previously agreed with the clearing broker, is collateralized by warrants held by the Company and is further cross collateralized by all of the shares of JLI held by EFH Partners, Inc.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

	Three Months Ended March 31,
	2009	2008
Net realized gains and losses	$1,151,646	$2,597,098

Unrealized gains	4,934	558,011
Unrealized losses	(10,631)	(451,719)
Trading income, net	$1,145,949	$2,703,390

10. INVESTMENT BANKING INCOME

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

	Three Months Ended March 31,
	2009	2008
Investment banking fees	$413,910	$1,404,787

Gain from warrants	168,431	236,185

Investment banking income, net	$582,341	$1,640,972

11. LOSS PER SHARE

The calculation of net loss per share is as follows:
	Three months Ended March 31,
	2009	2008
Numerator for net loss per share:
Net loss	$(2,927,665)	$(908,780)
Preferred stock dividends	(91,483)	(46,733)

Loss attributable to common stockholders	$(3,019,148)	$(955,513)
Denominator:
Weighted-average shares - basic and diluted	21,873,582	11,141,907

Basic and diluted loss per share:

Basic loss per share	$(.14)	$(.09)

Diluted loss per share	$(.14)	$(.09)

(Continued)

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Continued)
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

At March 31, 2009 and 2008, the Company had potentially dilutive common shares attributable to the following:

	2009	2008
Warrants	7,024,242	3,426,680
Stock options	3,421,522	4,360,822
Restricted common stock, not issued	189,844	-
Convertible preferred stock Series C,F and G	3,615,987	1,173,087
Convertible notes	6,597,124	2,672,437
Common and preferred stock subscribed	7,990,967	4,104,078
Warrants subscribed	1,998,272	3,292,719

	30,837,958	19,029,823

12. EQUITY

For the three months ended March 31, 2009 the Company recorded the following equity transaction:

In the first quarter 2009 JLI received stock subscriptions totaling $1,989,980 for a stock offering to be completed during the second quarter of 2009.

The table below outlines the conversion price of all outstanding convertible preferred stock issues:

Convertible Issue	Outstanding Shares	Preferred Dividend Rate	Convertible to Common Shares	Conversion Price
Series C participating, cumulative convertible preferred stock, 8000 shares authorized, liquidation preference at the $100 per share stated value.	7,062	7.5%	353,100	$2.00
Series F participating, cumulative convertible preferred stock, 877,000 shares authorized, liquidation preference at the $3.25 per share stated value.	781,527	4.0%	781,527	$3.25
Series G participating, cumulative convertible preferred stock, 4000 shares authorized, liquidation preference at the $1000 per share stated value.	1,688	10.0%	2,481,360	$0.68
Totals	790,277		3,615,987

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

13. INCOME TAXES

Due to the current loss for the three months ended March 31, 2009 there is no current tax provision.  The net deferred tax assets increased to $12,808,000 at March 31, 2009 from $12,482,000 at December 31, 2008, an increase of $326,000.  Management increased the valuation allowance by the same amount resulting in no deferred taxes for the three months ended March 31, 2009.

The Company has net operating loss carry forwards for federal tax purposes of approximately $29,000,000 which expire in years 2022 through 2029.  The amount deductible per year is limited to approximately $600,000 under current tax regulations.  The realisation of future tax benefits from its deferred tax assets depends on the Company’s ability to produce earnings sufficient to use its operating loss carry forwards.  The need to provide an additional valuation allowance is being evaluated by management.

 14. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before FINRA alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG.  To that end, Claimant asserted claims against EFG for tortuous interference with contractual relationships and aiding and abetting breach of fiduciary duty.  Claimant sought $10,000,000 in damages from EFG. EFG has defended the case through a protracted arbitration proceeding which has ensued over several years.  In the opinion of management and company counsel, the outcome of this claim will not have a material adverse affect on the Company’s financial position.

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

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Customer Complaints and Arbitration

The Company's subsidiaries' business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty.  In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.  In the ordinary course of business, the Company operating through its subsidiaries and its principals is, and may become a party to additional legal or regulatory proceedings or arbitrations.  The Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on the Company's business.

On January 15, 2009, the Company announced that EFG had filed a $25 million arbitration claim against one of its clearing brokers, Penson Financial Services, Inc., a NASDAQ listed company, its CEO, Phil Pendergraft, its President, Daniel Son and its Chairman, Roger Engemoen.  EFG’s causes of action include extortion, civil theft, conspiracy, tortuous interference with contractual relationships and aiding and abetting breach of fiduciary duty.  The claims relate to the assistance Penson provided in connection with a fraud perpetrated upon EFG, Penson’s collusion with a “raid” of EFG’s global execution services business, and Penson’s inappropriate demands for payments in connection with EFG’s closure by FINRA in April 2008.

Empire further alleges that Penson sought to profit by making false statements to FINRA, Empire’s primary regulator, in the interest of closing the firm.  Thereafter, Penson demanded payments of over $1 million before Empire could reopen.  Penson has also seized a $1.6 million clearing deposit of Empire’s as well as commission revenue. As a result of these acts, the brokerage firm has sustained significant harm.  It is management’s opinion, based on the advice of counsel that the Company will prevail in this matter.

NYSE AMEX Listing

On February 11, 2008, the Company received notice from the NYSE Amex (formerly, the American Stock Exchange) that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the NYSE AMEX Company Guide, which require that the Company must (1) maintain a Board of Directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 and (2) hold a 2008 annual meeting of shareholders. The Company has complied with the first of these requirements and will regain compliance with the second when it holds its combined 2008 and 2009 meeting of shareholders scheduled for June 23, 2009.

15. OFF BALANCE SHEET RISKS

Clearing Arrangements.

We do not carry accounts for customers or perform custodial functions related to customers' securities.  We introduce all of our customer transactions to our clearing brokers, who maintain our customers' accounts and clear such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for our proprietary securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses.  We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Customer Claims, Litigation and Regulatory Matters.

In the normal course of business, we have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our broker dealer activities, as an employer and as a result of other business activities.

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date.  We have recorded these obligations in our financial statements at March 31, 2009 at the market values of the securities and will incur a loss if the market value increases subsequent to March 31, 2009.  The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

Our cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limits.  We have not experienced any previous losses due to this condition.

17. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

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

In November, 2008, EFG was out of compliance with the above Net Capital Rule and, accordingly, EFG immediately ceased conducting a securities business, other than liquidating transactions.  EFG’s out of compliance condition was caused by an arbitration award against it for $772,000 plus related costs and fees of approximately $100,000.  In March 2009 EFG filed a Broker Dealer withdrawal with FINRA.

At March 31, 2009, JLSC had net capital of $711,759, which was $466,033 above the required net capital of $245,546.  JLSC ratio of aggregate indebtedness to net capital was 5.18 to 1 as of March 31, 2009.  JLSC is exempt from Rule 15c3-3 because all customer transactions are cleared through other Broker-dealers on a fully-disclosed basis.

18. LIQUIDITY MATTERS/GOING CONCERN CONSIDERATION

The Company has incurred losses for the past two years and for the quarter ended March 31, 2009.  In addition, the Company has an accumulated deficit at March 31, 2009 of $35,927,227, negative cash flows from operating activities for the three months ended March 31, 2009 and negative working capital at March 31, 2009.

The results of our operations have been adversely impacted due to the general downturn of the market and economic conditions; the ceasing of business of EFG in November 2008 due to an adverse litigation settlement; the slowdown in activity due to the conversion to a new clearing firm; the startup of a fixed income division which incurred substantial costs but has had slower revenue growth than expected due to the economy; and the reduction in our investment banking business due to economic conditions.

Our plan for future operations has several different aspects.  We have cut our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked payout percentages to improve profit margin in our retail unit.  In addition, to lower costs we have taken several steps to increase revenues as outlined below:
•	Increase our trading revenues by adding additional stocks in which we make a market;
•	Expand our trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	Expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand our offering of proprietary financial products to our retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses;

If our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing through subsequent equity or debt financings. The Company cannot predict whether additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, the Company's business would be jeopardized.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the Securities and Exchange Commission. Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K for the year ended December 31, 2008.

This Form 10-Q contains statements about future events and expectations which are "forward looking statements". Any statement in this Form 10-Q that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. and its wholly-owned subsidiaries.

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

MARKET-MAKING ACTIVITIES

Securities owned and securities sold, but not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts, foreign ordinary stocks, and domestic fixed income securities are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

There are no recently issued accounting pronouncements which are not yet effective which would have a material effect on our financial condition or results of operations.

RESULTS OF OPERATIONS:

The results of our operations for the three months ended March 31, 2009 as compared to the same periods in 2008 were adversely impacted by general market and economic conditions.  In addition,  EFG was required by FINRA to cease doing business as a broker dealer in November, 2008, due to an adverse litigation settlement.  This has significantly reduced our Retail business line as we could not move those Retail customers to JLSC due to regulatory and operational limitations.  To offset the loss of EFG Retail business we are in the process of expanding the Retail business in JLSC, and are seeing improvements therein.

In the first quarter of 2008, commissions generated from retail were $6,285,695. During the March 2009 quarter, commissions from retail were $3,973,757. The reduction was caused by the following reasons: 1) Loss of brokers due to the closing of the EFG broker dealer, 2) the economic downturn and related uncertainty in the financial markets and 3) slowdown in activity due to the conversion to a new clearing firm. During the month of March 2009, the company began a new relationship with a new clearing firm. We anticipated that all accounts would have been moved by the beginning of March 2009. However, due to some operational issues at our old clearing firm, the conversion was not completed until the end of the month. Starting in April 2009 all significant retail accounts were moved.

During May 2008 we added a fixed income trading business to our product group and recruited a well known individual with a proven history to build this business. Although we believe that adding fixed income trading to our business model will strengthen the foundation of our business for the future, we have incurred substantial start up costs but due to the economic uncertainty, the revenue growth has been slower than expected.

In addition, we have also built a quality equity research department that focuses on institutional sales. The building of this department also resulted in increased compensation and other overhead expenses. However, due to the downturn in the economy and the uncertainty of the financial markets, the anticipated revenue from this initiative has been slower than originally anticipated. In March 2009, management decided to do a thorough review of its expense structure and as a result, decided to cut costs through employee dismissals and renegotiations of various contracts. As part of that cost cutting effort, senior management has taken significant reductions in their compensation. Those cost reductions were completed in March 2009 and we anticipate seeing the benefit of these reductions starting in the second quarter of 2009.

Our investment banking business has been adversely impacted by the general downturn in economic activity. This has resulted in lower investment banking transactions and is the cause for the lower revenue generated during the three months ended March 31, 2009 as compared to the same period in 2008.

Further discussions of the results of our operations are provided below.

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

Revenues:

Total revenues for the three months ended March 31, 2009 were $6,507,119, a decrease of $5,483,540, or 46% of total revenues for the same period in 2008. This decrease is primarily due to the reasons described below:

Commissions and fees revenues for the three months ended March 31, 2009 were $4,778,829, a decrease of $2,867,468 or approximately 38%, from our commissions and fees revenues of $7,646,297 for the comparable period in 2008. The decrease was primarily due to EFG ceasing operations in November, 2008.  We are in the process of rebuilding the retail business line since we could not consolidate the EFG retail business with JLSC.   Commissions and fees revenues accounted for approximately 73% and 64%, of our total revenues for the three month periods ended March 31, 2009 and 2008, respectively.  As stated previously, the Company exited low margined businesses and entered into higher margin units. However, due to the difficult economic environment, the revenue from new units has been slower to develop than originally estimated.

For the three months ended March 31, 2009 trading income was $1,145,949, a decrease of $1,557,441, or approximately 58%, from our trading income of $2,703,390 for the comparable period in 2008. This decrease is primarily due to EFG ceasing operations in November, 2008 and the uncertainty in the financial markets.  Trading income accounted for approximately 19% and 23%, of our total revenues for the three month periods ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, our investment banking revenues were $413,910, a decrease of $990,877, or approximately 71%, from our investment banking revenues of $1,404,787 for the comparable period in 2008. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 7% and 12% of our revenues for the three month periods ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 gains on securities received from investment banking services were $168,431, a decrease of $67,754, or approximately 29%, from our gains of $236,185 for the comparable period in 2008. Gains on securities received for investment banking services accounted for approximately 3% and 2%, of our total revenues for the three month period ended March 31, 2009 and 2008, respectively.

Expenses:

Employee compensation and benefits were $2,716,067 and $2,679,168 for the three months ending March 31, 2009 and 2008, respectively. Employee compensation increased $36,899, or 1%. The Company built out platforms in new sectors that accounted for increase in employee compensation.  Additionally, healthcare premiums were increased by 18%.  These increases were offset by the contraction of lower margin business that was closed in 2008.

Commissions and clearing costs were $4,548,345 and $7,983,779 for the three months ending March 31, 2009 and 2008, respectively. The decrease of $3,435,434, or 43%, was due primarily to a decrease in the total revenues of 46%.  Commissions and clearing costs are based on our revenues and are thus directly related.

General and administrative expenses were $1,789,402 and $1,679,961 for the three months ending March 31, 2009 and 2008, respectively. The increase of $109,441, or 7%, was due primarily to increase in professional fees.

Interest expense was $236,789 and $315,687 for the three months ending March 31, 2009 and 2008, respectively. The decrease of $78,898, or 25%, was due primarily to payment of notes outstanding in 2008.

As a result of the net loss, the provision for income taxes was zero for the three months ended March 31, 2009.

As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $2,927,665 for the three months ended March 31, 2009 as compared to a net loss of $908,780 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2009, we had $29,556,048 in total assets, of which, $2,131,996 or approximately 7% consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At March 31, 2009, we had liabilities due within one year totaling 11,980,456. Historically, we have financed our operating cash deficits from private placements of stock and debt offerings.

Stockholders' equity decreased $921,693 to $5,891,912 at March 31, 2009, compared to $6,813,605 at March 31, 2008. This decrease is primarily due to net losses incurred, partially offset by sales of our common stock subscriptions.

Due to the net losses incurred, as adjusted for non-cash charges, and by changes in operating assets and liabilities, net cash used by operations for the three months ended March 31, 2009 was $3,425,457 as opposed to net cash used by operations for the same period in 2008 of $1,898,099.

Cash used in investing activities for the three months ended March 31, 2009 was $570,143. The Company invested $482,932 in notes receivable from registered sales representatives primarily to expand its Boca Raton and Ft. Lauderdale offices. The Company used $87,211 and $32,461 to purchase furniture and equipment during the three months ended March 31, 2009 and 2008, respectively.

Cash provided from financing activities for the three months ending March 31, 2009 was $3,739,980. The Company raised $1,989,980 and $2,000,000 from the sale of common stock subscriptions, and issuance of a convertible debenture respectively, and made payments of $250,000 against notes payable.

Our plan for future operations has several different aspects.  We have cut our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked payout percentages to improve profit margin in our retail unit.  In addition, to lower costs we have taken several steps to increase revenues as outlined below:
•	Increase our trading revenues by adding additional stocks in which we make a market;
•	Expand our trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	Expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand our offering of proprietary financial products to our retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses;

If our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing through subsequent equity or debt financings. The Company cannot predict whether additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, the Company's business would be jeopardized.

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

The Company anticipates raising additional capital in 2009 to finance the operations of the Company and provide sufficient liquidity through at least December 31, 2009.

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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at March 31, 2009 at the market values of the securities and will incur a loss if the market value increases subsequent to March 31, 2009. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty. We have performed a Company wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at March 31, 2009 will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth in Item 1 - "Description of Business - Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter 2009 JLI received stock subscriptions totaling $1,989,980 for a stock offering to be offered during the second quarter of 2009.

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

JESUP & LAMONT, INC.
(Registrant)

Date: May 19, 2009	By:	/s/ Donald A. Wojnowski Jr.
Donald A. Wojnowski Jr.
(Principal Executive Officer)

Date: May 19, 2009	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
(Principal Financial Officer)