Form 10-Q
period 2009-06-30
JESUP & LAMONT, INC.
filed 2009-08-13
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F Street, NE
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 22,328,956 shares of common stock, par value $.01 per share, outstanding.

JESUP & LAMONT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Operations for the Six Months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6-7

	Notes to Condensed Consolidated Financial Statements	8-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$122,201	$410,840
Bank certificate of deposit	2,102,543	-
Marketable securities owned, at market value	216,478	37,027
Securities not readily marketable, at estimated fair value	620,994	531,265
Commissions and other receivables from clearing organization	2,269,286	1,033,520
Other receivables	1,701,615	1,849,816
Deposits at clearing organization	3,040,523	655,359
Prepaid expenses and other assets	539,323	513,393
Notes receivable	1,688,901	1,310,889
Deferred tax asset	2,117,000	2,117,000
Furniture and equipment, net	516,924	527,692
Goodwill	13,272,165	13,272,165
Intangible assets – customer lists and trademarks	4,130,738	4,143,601

Total assets	$32,338,691	$26,402,567

Liabilities and stockholders' equity

Accounts payable, accrued expenses and other liabilities	7,437,971	5,685,934
Due to clearing organization	1,264,546	1,180,108
Securities sold, but not yet purchased, at market value	249,320	170,603
Notes payable	16,420,708	12,552,317

Total liabilities	25,372,545	19,588,962

Stockholders' equity

Convertible preferred stock, series C, F, and G, $.01 par value 1,000,000 shares authorized 728,739 issued and outstanding	$7,287	$7,903
Common stock, $.01 par value 100,000,000 shares authorized 22,647,522 shares issued and outstanding	226,475	223,977
Less: Treasury Stock	(733,765)	(733,765)
Capital stock subscribed	5,084,996	2,894,996
Additional paid-in capital	37,918,347	37,328,573
Accumulated deficit	(35,537,194)	(32,908,079)

Total stockholders' equity	6,966,146	6,813,605

Total liabilities and stockholders' equity	$32,338,691	$26,402,567

    See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2009	2008

Revenues
Commissions and fees	$7,353,816	$7,406,599
Equity market making trading revenues, net	732,559	1,848,455
Investment banking income	327,480	839,662
Net gain (loss) on securities received for banking services	1,523,704	(470,148)

	9,937,559	9,624,568

Expenses
Employee compensation and benefits	3,983,168	5,207,603
Commissions, clearing and execution costs	3,771,009	5,782,462
General and administrative	1,240,183	2,502,933
Communications and data processing	143,082	268,784

	9,137,442	13,761,782

Income (loss) from operations	800,117	(4,137,214)

Other income (expenses)
Other income	2,576	806,744
Interest income		23,353
Interest expense	(369,600)	(781,925)

	(367,024)	48,172
Net income (loss)	433,093	(4,089,042)

Accrued preferred stock dividends	(43,060)	(43,234)

Net income (loss) applicable to common shareholders	$390,033	$(4,132,276)

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic	$0.01	$(0.26)

Earnings (loss) per share diluted	$0.01	$(0.26)

Weighted average shares outstanding:
Basic	28,849,754	15,875,835

Diluted	28,849,754	15,875,835

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2009	2008

Revenues
Commissions and fees	$12,132,645	$15,052,896
Equity market making trading revenues, net	1,878,508	4,551,845
Investment banking income	741,391	2,244,449
Net gain (loss) on securities received for banking services	1,692,134	(233,963)

	16,444,678	21,615,227

Expenses
Employee compensation and benefits	8,574,346	10,841,405
Commissions, clearing and execution costs	6,444,242	10,811,607
General and administrative	3,029,586	4,183,380
Communications and data processing	287,623	520,850

	18,335,797	26,357,242

Loss from operations	(1,891,119)	(4,742,015)

Other income (expenses)
Other income		806,744
Interest income	2,936	35,061
Interest expense	(606,389)	(1,097,612)

	(603,453)	(255,807)
Net loss	(2,494,572)	(4,997,822)

Accrued preferred stock dividends	(134,544)	(89,967)

Net loss applicable to common shareholders	$(2,629,116)	$(5,087,789)

Basic and diluted earnings per share applicable to common shareholders:

Earnings (loss) per share-basic	$(0.09)	$(0.35)

Earnings (loss) per share diluted	$(0.09)	$(0.35)

Weighted average shares outstanding:
Basic	28,592,712	14,557,494

Diluted	28,592,712	14,557,494

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows from operating activities
Net Loss	$(2,494,572)	$(4,997,822)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	156,373	195,188
Amortization of customer lists	12,864	80,363
Amortization of note discount	31,422	160,763
Unrealized (gain) loss on marketable securities	19,731	(205,589)
Stock compensation expense	141,657	450,681
Amortization of notes receivable	73,056	115,541
Allowance for notes receivable	211,000	-
Deferred rent	5,849	-
Unrealized gain on non-marketable securities	(89,729)	(319,876)
Gain on settlement with former officer	-	(806,744)
Forgiveness of note payable and interest	(148,030)	-

(Increase) decrease in operating assets:
Commissions receivable from clearing organizations	(1,235,766)	(855,776)
Deposits at clearing organizations	(2,385,164)	1,077,747
Other receivables	148,201	(429,264)
Marketable trading account securities, net	(199,182)	4,822,378
Prepaid expenses and other assets	(25,930)	94,672

Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	1,711,643	(309,105)
Payable to clearing organizations	84,438	(5,906,084)
Securities sold, not yet purchased	78,717	(212,256)

Total adjustments	(1,408,850)	(2,047,361)

Cash used by operating activities	(3,903,422)	(7,045,183)

Continued on next page

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows from investing activities
Bank certificate of deposits	(2,102,543)	-
Purchases of furniture and equipment	(145,605)	(288,674)
Issuance of notes receivable	(662,068)	(431,500)

Total cash used by investing activities	(2,910,216)	(720,174)

Cash flows from financing activities
Payments of notes payable	(340,001)	(470,000)
Proceeds from 9% Convertible debenture	2,000,000	-
Proceeds from new Loans	2,600,000	-
Proceeds from sale of preferred stock	-	1,997,495
Proceeds from common stock subscribed	2,190,000	7,038,105
Proceeds from Clearing firm advance	75,000	-
Fees and commissions paid for sale of stock	-	(85,678)
Total cash provided by financing activities	6,524,999	8,479,922

Net increase (decrease) in cash and cash equivalents	(288,639)	714,565

Cash and cash equivalents at beginning of period	410,840	535,536

Cash and cash equivalents at end of period	$122,201	$1,250,101

Supplemental cash flow information:

Interest paid	$131,172	$284,301

Supplemental disclosures of non-cash investing and financing activities:

Converted debenture note to common stock	$450,000	-

Accrued preferred stock dividends, net of payments	$134,544	$89,967

Line of Credit converted to note payable	-	$1,999,450

Notes payable canceled	-	$861,105

Other assets offset against notes payable	-	$675,297

Issuance of note to pay liability	-	$50,640

Acquisition of treasury stock	-	$733,765

Conversion of Series F preferred stock to common	$615	-

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

JLSC is an introducing securities broker-dealer which provides brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives.  EIA and JLSC provide fee-based investment advisory services to their customers.  EFG ceased brokerage operations in November 2008.

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

CLEARING ARRANGEMENTS - We do not carry accounts for customers or perform custodial functions related to customers' securities.  We introduce all of our customer transactions to our clearing brokers, who maintain our customers' accounts and clear such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for our proprietary securities transactions.  These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses.  We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.  The reported amounts of goodwill are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for Goodwill and Other Intangible Assets is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment test resulted in no goodwill impairment.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

3. NOTES RECEIVABLE

The Company has made advances to certain registered representatives in its Company owned offices.  The notes receivable, by location, at June 30, 2009 and December 31, 2008, were as follows:

Office	June 30, 2009	December 31, 2008
New York	$266,500	$266,500
San Francisco	122,500	157,500
Boston	706,333	673,833
Chicago	25,000	25,000
Boca Raton	779,568	150,000
Longwood	-	38,056
Less: allowance for uncollectibles	(211,000)	-

Total notes receivable	$1,688,901	$1,310,889

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2009	2008

Goodwill	$13,272,165	$13,272,165

Other Intangible Assets
Trademarks	$3,282,077	$3,282,077
Customer List	1,157,266	1,157,266
	4,439,343	4,439,343
Less: accumulated amortization	(308,605)	(295,742)

	$4,130,738	$4,143,601

Amortization expense for intangible assets totaled $12,864 and $47,337 for the six months ended June 30, 2009 and 2008, respectively.

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

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

5. NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008
• Convertible notes payable to investors, interest payable quarterly at an annual rate of 6.5%. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share.	$5,757,158	$6,207,158
• Unsecured note payable to bank, interest payable monthly at an annual rate of 3.8%, with a maturity of May 28, 2010.	2,100,000	-
• Unsecured note payable to Legent Clearing LLC, interest at a base annual rate of 4.25% plus prime, with a maturity of November 3, 2018.	2,026,970	2,000,000
• Convertible debenture payable to Legent Clearing, LLC at an annual rate of 9.0%. The note matures February 26, 2014, and is convertible into common stock at $.50 per share.	2,000,000	-
• Unsecured note payable to the stockholders of Jesup & Lamont Holding Corporation (former parent of JLSC). The note accrues interest at an annual rate of 4.0%. Interest is payable annually, and the principal is payable at maturity on October 1, 2011.	1,638,895	1,638,895
• Note payable to bank at LIBOR rate plus 10% (currently 10.29%) due on demand with monthly principal payments of $30,000. Converted from a line of credit as explained in Note 6 below.	959,450	1,149,450
• Short term note payable to shareholder, with interest of 8%, originally due on April 2, 2009 but extended to December 31, 2009.	850,000	1,000,000
• Unsecured note payable to investor, interest is payable quarterly at 10% per year, with a maturity of June 7, 2010.	500,000	-
• Unsecured note payable to A. Aysseh, a Company shareholder, principal and interest at 15% per annum, due at maturity date of January 16, 2009; has since become payable on demand.	400,000	400,000
• Subordinated note payable to EFH Partners, interest an annual rate of 20.0%, originally payable at maturity on February 17, 2007. The note was extended to April 1, 2009 at a 4.0% annual interest rate and then modified to become due on demand.	222,500	222,500
• Unsecured note payable which accrues interest at an annual rate of 5.0%. Principal and interest payable on demand.	66,534	66,534
• Unsecured note payable to the Financial Industry Regulatory Authority (“FINRA”), interest at 8.25% per annum, payable monthly thru April 2012.	45,863	45,863

Total principal payable	16,567,369	12,730,400
Less: unamortized discount on note to stockholders of Jesup & Lamont Holding Corporation	(146,661)	(178,083)

Total notes payable net of discount	$16,420,708	$12,552,317

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
The annual maturities of principal on the notes payable are as follows:

Year ending December 31
2009 – remaining balance	$2,505,047
2010	2,613,125
2011	1,652,020
2012	5,770,207
2013	-
Thereafter	4,026,970
$16,567,369

Interest on these notes totaled $606,389 and $522,454 for the six months ended June 30, 2009 and 2008, respectively.

6. NOTE PAYABLE TO BANK

On January 31, 2007, we obtained a $2 million credit line from Fifth Third Bank.  As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral.  At December 31, 2007 we had drawn $1,999,450 of the line.  The line expired on February 1, 2008 and was converted to a note payable due January 31, 2009 and then extended to April 2, 2009.  The note was further extended and converted to a demand note on July 2, 2009, and principal is payable at $30,000 per month.  All prior requirements of the original note still exist including the collateral.  See Note 5.

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2009	2008

Accounts payable	$624,360	$1,101,365
Accrued payroll	1,893,857	1,282,491
Accrued payroll taxes	1,012,084	112,298
Short term loans	40,000	40,000
EKN settlement accrual	686,517	872,000
Accrued legal	428,685	564,135
Accrued preferred stock dividends	580,112	445,568
Accrued interest on notes	563,169	356,899
Other accrued expenses and liabilities	1,609,187	911,179

TOTAL	$7,437,971	$5,685,934

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
8. DUE TO CLEARING ORGANIZATIONS

The amount due to clearing organizations of $1,264,546 at June 30, 2009 includes a balance of $1,226,537 owed to EFG's former clearing firm, under a promissory note to the clearing broker.  A total of $500,000 of this balance relates to a fee charged to enter into the promissory note agreement.  This promissory note documents JLI's previous agreement which precludes this clearing broker from collecting this note from EFG.  The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity.  The note is personally guaranteed by JLI's Chairman and JLI's President.  The note, as had been previously agreed with the clearing broker, is collateralized by warrants held by the Company and is further cross collateralized by all of the shares of JLI held by EFH Partners, Inc.

9. TRADING INCOME

Trading income includes market making revenues which consist of net realized and net unrealized gains and losses on securities traded for the Company's own account.  Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities.  Volatility of stock prices, can result in significant price fluctuations in short periods of time and may result in trading gains or losses. Gains or losses are recorded on a trade date basis.  Trading revenues consisted of the following.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net realized gains and losses	$1,898,239	$4,346,256	$746,593	$1,749,158

Unrealized gains	-	744,186	-	186,175
Unrealized losses	(19,731)	(538,597)	(14,034)	(86,878)

Trading income, net	$1,878,508	$4,551,845	$732,559	$1,848,455

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

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Investment banking fees cash	$741,391	$2,244,449	$327,480	$839,662
Gains/(losses) from warrants	1,692,134	(233,963)	1,523,704	(470,148)
Investment banking income, net	$2,433,525	$2,010,486	$1,851,184	$369,514

Warrant gains and losses:

Realized gains	$1,604,903	$230,224	$1,604,903	$37,159
Unrealized Gains (losses)	87,231	(464,187)	(81,199)	(507,307)

Total Gains/(losses)	$1,692,134	$(233,963)	$1,523,704	$(470,148)

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
11. EARNINGS (LOSS) PER SHARE

The calculation of earnings (loss) per share is as follows:

	Six months Ended June 30,		Three months Ended June 30,
	2009	2008	2009	2008
Numerator for earnings (loss) per share:
Net earnings (loss)	$(2,494,572)	$(4,997,822)	$433,093	$(4,089,042)
Preferred stock dividends	(134,544)	(89,967)	(43,060)	(43,234)

Earnings (loss) attributable to common stockholders	$(2,629,116)	$(5,087,789)	$390,033	$(4,132,276)

Denominator for earnings (loss) per share:
Basic and diluted weighted-average shares:	28,592,712	14,557,494	28,849,754	15,875,835

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.09)	$(0.35)	$0.01	$(0.26)

Diluted earnings (loss) per share	$(0.09)	$(0.35)	$0.01	$(0.26)

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

At June 30, 2009 and 2008, the Company had potentially dilutive common shares attributable to the following:

	Six months Ended June 30,		Three months Ended June 30,
	2009	2008	2009	2008
Warrants	6,974,242	7,579,964	6,974,242	7,579,964
Stock options	2,033,022	3,431,522	2,033,022	3,431,522
Convertible preferred stock Series C,F and G	3,554,449	3,654,447	3,554,449	3,654,447
Convertible notes	6,408,840	2,672,437	6,408,840	2,672,437
Warrants subscribed	2,015,075	547,265	2,015,075	547,265

	20,985,628	17,885,635	20,985,628	17,885,635

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
12. EQUITY

During the six months ended June 30, 2009 the Company received and recorded stock subscriptions totaling $2,190,000 for stock offerings to be completed during the third quarter of 2009.

The table below outlines the conversion price of all outstanding convertible preferred stock issues:

Convertible Issue	Outstanding Shares	Preferred Dividend Rate	Convertible to Common Shares	Conversion Price
Series C participating, cumulative convertible preferred stock, 8000 shares authorized, liquidation preference at the $100 per share stated value.	7,062	7.5%	353,100	$2.00

Series F participating, cumulative convertible preferred stock, 877,000 shares authorized, liquidation preference at the $3.25 per share stated value.	719,989	4.0%	719,989	$3.25

Series G participating, cumulative convertible preferred stock, 4000 shares authorized, liquidation preference at the $1000 per share stated value.	1,688	10.0%	2,481,360	$0.68

Totals	728,739		3,554,449

13. INCOME TAXES

The current loss for the six months ended June 30, 2009 results in an increase in the Company’s net operating loss carryforward and causes the net deferred tax assets to increase by $153,000 to $12,635,000 at June 30, 2009 from $12,482,000 at December 31, 2008.  Management increased the valuation allowance to $10,518,000 or a net of $2,117,000, resulting in no deferred taxes for the six months ended June 30, 2009.

The Company has net operating loss carry forwards for federal tax purposes of approximately $29,000,000 which expire in years 2022 through 2029.  The amount deductible per year is limited to $576,000 on loss carryforwards of $4,376,000 and unlimited on the remaining loss carryforwards under current tax regulations.  The realization of future tax benefits from its deferred tax assets depends on the Company’s ability to produce earnings sufficient to use its operating loss carry forwards.  The need to provide an additional valuation allowance is being evaluated by management.

14. COMMITMENTS AND CONTINGENCIES

Regulatory and Legal Matters

A competing brokerage firm commenced arbitration by filing a Statement of Claim on October 14, 2005 before FINRA alleging, among other things, that EFG improperly solicited Claimant's brokers for employment with EFG.  To that end, Claimant asserted claims against EFG for tortuous interference with contractual relationships and aiding and abetting breach of fiduciary duty.  Claimant sought $10,000,000 in damages from EFG. This claim was settled in 2009 with no damages to EFG.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
There is a claim pending against the Company in the amount of $4,000,000 for breach of non-solicitation contract.  Final hearing is scheduled for October 2009.  In the opinion of management and Company councel the outcome of this claim will not have a material adverse affect on the Company’s financial position.

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

EFG further alleges that Penson sought to profit by making false statements to FINRA, EFG’s primary regulator, in the interest of closing the firm.  Thereafter, Penson demanded payments of over $1 million before EFG could reopen.  Penson has also seized a $1.6 million clearing deposit of EFG’s as well as commission revenue. As a result of these acts, the brokerage firm has sustained significant harm.  It is management’s opinion, based on the advice of counsel that the Company will prevail in this matter.

NYSE AMEX Listing

On February 11, 2008, the Company received notice from the NYSE Amex (formerly, the American Stock Exchange) that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the NYSE AMEX Company Guide, which require that the Company must (1) maintain a board of directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 and (2) hold a 2008 annual meeting of shareholders. The Company has complied with the first of these requirements and believes it resolved the second deficiency when it held its annual meeting of stockholders on June 23, 2009.  However, the NYSE AMEX is reviewing the Company’s satisfaction of its plan of compliance, and will ascertain whether the Company meets all other applicable NYSE AMEX standards.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date.  We have recorded these obligations in our financial statements at June 30, 2009 at the market values of the securities and will incur a loss if the market value increases subsequent to June 30, 2009.  The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

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

Our cash in bank accounts at times exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limits however, management believes that the risk of loss is negligible.  We have not experienced any previous losses, and don’t anticipate any future losses due to this condition.

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

At June 30, 2009, JLSC had net capital of $1,819,415, which was $1,581,869 above the required net capital of $237,546.  JLSC ratio of aggregate indebtedness to net capital was 1.96 to 1 as of June 30, 2009.  JLSC is exempt from Rule 15c3-3 because all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

In November 2008, EFG was out of compliance with the above Net Capital Rule and, accordingly, EFG immediately ceased conducting a securities business, other than liquidating transactions.  In March 2009 EFG filed a Broker Dealer withdrawal with FINRA.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
18. LIQUIDITY MATTERS/GOING CONCERN CONSIDERATION

The Company incurred losses for the past two years and through the first quarter ended March 31, 2009.  In addition, the Company has an accumulated deficit at June 30, 2009 of $35,537,194, and negative cash flows from operating activities for the six months ended June 30, 2009.

The results of our operations have been adversely impacted due to the general downturn of the market and economic conditions; the ceasing of business of EFG in November 2008 due to an adverse litigation settlement; the slowdown in activity due to the conversion to a new clearing firm; the startup of a fixed income division which incurred substantial costs but has had slower revenue growth than expected due to the economy and costs of building an equity research platform.

Our plan for future operations has several different aspects.  We have reduced our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked payout percentages to improve profit margin in our retail unit.  In addition, to lower costs we have taken several steps to increase revenues as outlined below:
•	Increase our trading revenues by adding additional stocks in which we make a market;
•	Expand our trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	Expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand our offering of proprietary financial products to our retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses.

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

Given the uncertain economic environment and the pressure that the financial sector has been under, the Company plans to raise additional equity capital or financing in 2009 for working capital. By doing so, the Company believes that it will protect itself against any future negative consequences that may arise if the economy continues to decline. During the six months ended June 30, 2009, we have been able to raise $6,865,000 through a combination of equity and financing.  The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

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

COMPANY OVERVIEW

We were incorporated in Florida in February 2000. Most of our business is conducted through our wholly owned subsidiary Jesup & Lamont Securities Corporation (JLSC). Empire Financial Group, Inc. (EFG) was founded in 1992 and merged into Empire Financial Holding Company in 2000. On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008.  See Note 14 to the financial statements for further details.  On November 10, 2006, effective as of November 1, 2006, we acquired Jesup & Lamont Securities Corporation. Effective January 2, 2008, we changed the name of Empire Financial Holding Company to Jesup & Lamont, Inc.  Accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

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

RESULTS OF OPERATIONS:

New senior management joined the firm at various times over the last 12 months. The focus of management was to increase the firm’s profitability by focusing on more profitable businesses sectors while exiting units that were marginal. A significant strategy was to establish a fixed income division. In addition to having higher margins that those in retail brokerage and institutional equities, fixed income also allowed the company to enhance its retail brokerage business through fixed income transactions and generated potential banking fees through debt issuances.

The plan was hurt by the downturn in the economy and the negative impact that the economy had in the financial markets. Additionally, our Empire Financial Group (EFG) had certain legacy issues that eventually led to the shut down of that unit’s brokerage activities. In response to those issues, management refocused its business strategy. The two main objectives were a renewed focus on recruitment with an emphasis in retail brokerage and expense reductions to have the firm’s expense structure better coincide with the downturn in the financial markets. Most of those cost changes were implemented at the tail end of the March 31, 2009, quarter and the results of those reductions are first appearing in the quarter that just ended on June 30, 2009. As well, the firm’s recruitment has led to the rebuilding of our retail brokerage unit and revenues from that sector have had strong growth during the past quarter. Our recruitment on the fixed income and institutional equities platform has been accelerated in the past month and we expect that those business’ will start to see improved growth during the next quarter.

The results of our operations for the six months ended June 30, 2009 as compared to the same period in 2008 were adversely impacted by general market and economic conditions.  In addition, EFG was required by FINRA to cease doing business as a broker dealer in November 2008, due to an adverse litigation settlement.  This has significantly reduced our Retail business line as we could not move those retail customers to JLSC due to regulatory and operational limitations.  To offset the loss of EFG’s retail business we are in the process of expanding the retail business in JLSC, and are seeing improvements therein.

In the six months ended June 30, 2009, commissions generated from retail were $12,132,645. During the same period of 2008, commissions from retail were $15,052,896. The reduction was caused by the following reasons: 1) loss of brokers due to the closing of the EFG broker dealer, 2) the economic downturn and related uncertainty in the financial markets and 3) slowdown in activity due to the conversion to a new clearing firm. In March 2009, the Company began a new relationship with a new clearing firm. We anticipated that all accounts would have been moved by the beginning of March 2009. However, due to some operational issues at our old clearing firm, the conversion was not completed until the end of the month. Starting in April 2009 all significant retail accounts were moved.

Equity trading revenues for the six months ended June 30, 2009 were $1,878,508 as compared to the same period in 2008 of $4,551,845.  The reduction resulted from EFG ceasing business as noted above and our reduction of this business as market opportunities have declined with the economic downturn.

During May 2008 we added a fixed income trading business to our product group and recruited a well known individual with a proven history to build this business. Although we believe that adding fixed income trading to our business model will strengthen the foundation of our business for the future, we have incurred substantial start up costs.  Due to economic uncertainty, the revenue growth has been slower than expected.

In addition, we have also built a quality equity research department that focuses on institutional sales. The building of this department also resulted in increased compensation and other overhead expenses. However, due to the downturn in the economy and the uncertainty of the financial markets, the anticipated revenue from this initiative has been slower than originally anticipated. In March 2009, management decided to do a thorough review of its expense structure and as a result, decided to cut costs through employee dismissals and renegotiations of various contracts. As part of that cost cutting effort, senior management has taken significant reductions in their compensation. Those cost reductions were completed in March 2009 and we started seeing the benefit of these reductions in the second quarter of 2009.

Our investment banking business has improved to prior year levels for the first six month period.  During the second quarter of 2009 we benefited from the sale of warrants earned from prior investment banking transactions.  We earned $1,604,903 on the sale of these warrants.

Further discussions of the results of our operations are provided below.

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Revenues:

Total revenues for the three months ended June 30, 2009 were $9,937,559, an increase of $312,991, or 3% of total revenues for the same period in 2008. This increase is primarily attributable to the reasons described below:

Commissions and fees revenues for the three months ended June 30, 2009 were $7,353,816, a decrease of $52,783 or approximately 1%, from our commissions and fees revenues of $7,406,599 for the comparable period in 2008. The negligible decrease reflects our successful efforts in transitioning our retail business from EFG, which was closed in November 2008, to JLSC as noted above.  Commissions and fees revenues accounted for approximately 74% and 77%, of our total revenues for the three month periods ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009 trading income was $732,559, a decrease of $1,115,896, or approximately 60%, from our trading income of $1,848,455 for the comparable period in 2008. This decrease is attributable to EFG ceasing operations in November 2008 and the uncertainty in the financial markets.  Trading income accounted for approximately 8% and 19% of our total revenues for the three month periods ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009, our investment banking revenues were $327,480, a decrease of $512,182, or 61%, from our investment banking revenues of $839,662 for the comparable period in 2008. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 3% and 9% of our revenues for the three month periods ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009 gains on securities received from investment banking services were $1,523,704, an increase of $1,993,852, or approximately 424%, from a loss of ($470,148) for the comparable period in 2008. The increase was primarily due to sale of warrants we had earned from previous activities. Gains and losses on securities received for investment banking services accounted for approximately 15% and (5%) of our total revenues for the three month periods ended June 30, 2009 and 2008, respectively.

Expenses:

Employee compensation and benefits were $3,983,168 and $5,207,603 for the three months ending June 30, 2009 and 2008, respectively. Employee compensation decreased $1,224,435, or 24%. The reduction was due to reduced employee commissions, as total commissionable revenues have decreased 17%, and from the benefit of our cost and expense restructuring efforts started earlier this year.

Commissions, clearing and execution costs were $3,771,009 and $5,782,462 for the three months ending June 30, 2009 and 2008, respectively. The decrease of $2,011,453, or 35%, was primarily a result of Commissionable revenue decline of 17%, and our restructuring of the commission payouts of 18%.

General and administrative expenses were $1,240,183 and $2,502,933 for the three months ending June 30, 2009 and 2008, respectively. The decrease of $1,262,750, or 50%, results from expense restructuring taken during the first quarter of 2009.  Professional fees, travel and entertainment, and conference expenses were significant components of this reduction.

Interest expense was $369,600 and $781,925 for the three months ending June 30, 2009 and 2008, respectively. The decrease of $412,325, or 53%, was attributable to a payment of a one time financing fee of $500,000 to one of our clearing firms in 2008.  See Note 8 to the Consolidated Financial Statements for details.

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

As a result of the prior income tax valuation allowances and tax loss carryforwards, the provision for income taxes was zero for the three months ended June 30, 2009.

As a result of the items discussed in the preceding paragraphs, the Company had net income of $433,093 for the three months ended June 30, 2009 as compared to a net loss of $4,089,042 for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

Revenues:

Total revenues for the six months ended June 30, 2009 were $16,444,678, a decrease of $5,170,549, or 24% of total revenues for the same period in 2008. This decrease is primarily due to the reasons described below:

Commissions and fees revenues for the six months ended June 30, 2009 were $12,132,645, a decrease of $2,920,251 or approximately 19%, from our commissions and fees revenues of $15,052,896 for the comparable period in 2008. The decrease was primarily due to EFG ceasing operations in November 2008.  We are in the process of rebuilding the retail business line since we could not consolidate the EFG retail business with JLSC.   Commissions and fees revenues accounted for approximately 74% and 70%, of our total revenues for the six month periods ended June 30, 2009 and 2008, respectively.  As stated previously, the Company exited low margined businesses and entered into higher margin units. However, due to the difficult economic environment, the revenue from new units has been slower to develop than originally estimated.

For the six months ended June 30, 2009 trading income was $1,878,508, a decrease of $2,673,337, or approximately 59%, from our trading income of $4,551,845 for the comparable period in 2008. This decrease is primarily due to EFG ceasing operations in November 2008 and the uncertainty in the financial markets.  Trading income accounted for approximately 11% and 21% of our total revenues for the six month periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, our investment banking revenues were $741,391, a decrease of $1,503,058, or 67%, from our investment banking revenues of $2,244,449 for the comparable period in 2008. The decrease was primarily due to general market conditions confronting the financial services industries. Investment banking revenues accounted for approximately 5% and 10% of our revenues for the six month periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 gains on securities received from investment banking services were $1,692,134, an increase of $1,926,097, or approximately 823%, from our losses of $233,963 for the comparable period in 2008. The increase was primarily due to sale of warrants we had earned from previous activities. Gains and losses on securities received for investment banking services accounted for approximately 10% and (1%), of our total revenues for the six month period ended June 30, 2009 and 2008, respectively.

Expenses:

Employee compensation and benefits were $8,574,346 and $10,841,405 for the six months ending June 30, 2009 and 2008, respectively. Employee compensation decreased $2,267,059, or 21%. The reduction was due to reduced employee commissions, as total commissionable revenues have decreased 32%, and from the benefit of our cost and expense restructuring efforts started earlier this year.

Commissions, clearing and execution costs were $6,444,242 and $10,811,607 for the six months ending June 30, 2009 and 2008, respectively. The decrease of $4,367,365, or 40%, was due primarily to a decrease in commissionable revenues of 32%, plus our restructuring of commission payouts which occurred in the first quarter.

General and administrative expenses were $3,029,586 and $4,183,380 for the six months ending June 30, 2009 and 2008, respectively. The decrease of $1,153,794, or 28%, was due primarily to decreases in travel and entertainment, professional fees, and occupancy costs resulting from our cost cutting efforts.

Interest expense was $606,389 and $1,097,612 for the six months ending June 30, 2009 and 2008, respectively. The decrease of $491,223, or 45%, was due primarily to a payment of a one time financing fee of $500,000 to one of our clearing firms in 2008.  See Note 8 to the Consolidated Financial Statements for details.

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

As a result of the prior income tax valuation allowances and tax loss carryforwards, the provision for income taxes was zero for the six months ended June 30, 2009.

As a result of the items discussed in the preceding paragraphs, the Company incurred a net loss of $2,494,572 for the six months ended June 30, 2009 as compared to a net loss of $4,997,822 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009, we had $32,449,691 in total assets, of which, $4,710,508 or approximately 14% consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At June 30, 2009, we had liabilities due within one year totaling $11,496,183. Historically, we have financed our operating cash deficits from private placements of stock and debt offerings.

Stockholders' equity increased $152,541 to $6,966,146 at June 30, 2009, compared to $6,813,605 at December 31, 2008. This increase is attributable to additional stock subscriptions, offset by net losses incurred for the period.

Net cash used by operations for the six months ended June 30, 2009 was $3,903,422 as opposed to net cash used by operations for the same period in 2008 of $7,045,183.  The principal uses of cash in 2009 were an increase in deposits at the clearing brokers of $2,385,164 mainly from the proceeds of a note of $2,000,000 from one of the clearing brokers, the net loss, net of non-cash adjustments, of $2,080,579 and the increase in the amounts due from the clearing brokers of $1,235,766.  These amounts were partially offset by the increase in accounts payable, accrued expenses and other liabilities of $1,711,643.

Cash used in investing activities for the six months ended June 30, 2009 was $2,910,216. The Company invested $2,102,543 in a bank certificate of deposit, and invested $662,068 in notes receivable from registered sales representatives primarily to expand its Boca Raton and Ft. Lauderdale offices. The Company also used $145,605 and $288,674 to purchase furniture and equipment during the six months ended June 30, 2009 and 2008, respectively.

Cash provided from financing activities for the six months ending June 30, 2009 was $6,524,999. The Company raised $2,190,000 and $4,600,000 from the sale of common stock subscriptions and new loans, respectively, and made payments of $340,031 against notes payable.  An additional $75,000 was raised by increasing the loan from the clearing firm.

Our plan for future operations has several different aspects.  We have cut our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked payout percentages to improve profit margin in our retail unit.  In addition, to lower costs we have taken several steps to increase revenues as outlined below:
•	Increase our trading revenues by adding additional stocks in which we make a market;
•	Expand our trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	Expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand our offering of proprietary financial products to our retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses.

If our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing through subsequent equity or debt financings. During the six months ended June 30, 2009, we have raised a total of $6,865,000 from equity and debt financings.  The Company cannot predict whether additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, the Company's business would be jeopardized.

Given the uncertain economic environment and the pressure that the financial sector has been under, the Company plans to raise additional equity capital in 2009 for working capital. By doing so, the Company believes that it will protect itself against any future negative consequences that may arise if the economy continues to decline. The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at June 30, 2009 at the market values of the securities and will incur a loss if the market value increases subsequent to June 30, 2009. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty. We have performed a Company wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at June 30, 2009 will not have a material adverse effect on our consolidated financial position or results of operations.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS 142, Goodwill and Other Intangible Assets, the fair value of an asset (or liability) is the amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Thus, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest than an investor who would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, including the principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in exchange act rules 13a-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures as of June 30, 2009 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the exchange act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009 JLI received stock subscriptions totaling $2,190,000 for a stock offering to be offered during the third quarter of 2009.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its combined 2008 & 2009 annual meeting of stockholders on June 23, 2009. The matters voted on and approved by the stockholders were as follows:

(a)	Election of Directors. Presented below are the votes cast for each Director nominee.

Name	For	Withheld
Donald A. Wojnowski Jr.	17,649,200	362,818
Steven M. Rabinovici	17,713,199	298,819
Alan Weichselbaum	17,710,201	301,817
Benjamin J. Douek	17,726,710	285,308
John C. Rudy	17,726,710	285,308
Mark A. Wilton	17,698,927	313,091

(b)
Votes cast with respect to the approval of an amendment and restatement of the Company’s 2007 Incentive Compensation Plan to increase the maximum number of shares to be eligible for grant under the Plan by 6,000,000, up to an aggregate of 10,000,000 shares:

For	Against	Abstain	Brokers Non-Vote
12,157,053	91,500	1,140,063	4,623,322

(c)
Votes cast with respect to the approval of the proposed issuance of up to 20,000,000 shares of our Common Stock in exchange for and payment of an aggregate amount of up to $10,000,000 of our outstanding debt:

For	Against	Abstain	Brokers Non-Vote
13,281,628	85,868	21,200	4,623,322

(d)	Votes cast with respect to the approval of the proposed issuance of shares ofour Common Stock in payment of $116,164 of liquidated damages:

For	Against	Abstain	Brokers Non-Vote
13,288,570	77,926	22,200	4,623,322

(e)	Votes cast with respect to the approval of a stock purchase plan to enable us to sell and issue up to $10,000,000 of shares of our Common Stock to our directors, officers, employees or consultants:

For	Against	Abstain	Brokers Non-Vote
13,287,516	100,380	800	4,623,322

(f)	Votes cast with respect to the approval of a compensation plan to enable us to issue shares of our Common Stock to our employees or independent consultants as a portion of their compensation:

For	Against	Abstain	Brokers Non-Vote
13,282,191	105,805	700	4,623,322

(g)
Votes cast with respect to the approval of an amendment to our Articles of Incorporation to increase our number of authorized shares of Common Stock and Preferred Stock by 100,000,000 and 1,000, respectively:

For	Against	Abstain	Brokers Non-Vote
13,275,428	92,268	21,000	4,623,322

(h)
Votes cast with respect to the ratification of the selection of Rosen Seymour Shapss Martin & Company LLP, successor to Miller Ellin & Company, LLP, as Jesup’s independent auditors for the fiscal year ended December 31, 2008 and for the fiscal year ending December 31, 2009:

For	Against	Abstain
17,817,850	17,740	176,428

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JESUP & LAMONT, INC.
(Registrant)

Date: Aug 12, 2009	By:	/s/	Steven M. Rabinovici
Steven M. Rabinovici
Principal Executive Officer

Date: Aug 12, 2009		/s/	Alan Weichselbaum
Alan Weichselbaum
Principal Financial Officer