Form 10-Q
period 2009-09-30
JESUP & LAMONT, INC.
filed 2009-11-13
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F Street, NE
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009 there were 22,853,074 shares of common stock, par value $.01 per share, outstanding.

JESUP & LAMONT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Operations for the Nine Months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6-7

	Notes to Condensed Consolidated Financial Statements	8-20

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$1,084,235	$410,840
Bank certificate of deposit	2,005,288	-
Marketable securities owned, at market value	238,544	37,027
Securities not readily marketable, at estimated fair value	695,166	531,265
Commissions and other receivables from clearing organizations	1,691,104	1,033,520
Other receivables	1,838,253	1,849,816
Secured demand note receivable	225,000	-
Deposits at clearing organizations	2,999,497	655,359
Prepaid expenses and other assets	663,880	513,393
Notes receivable	1,578,656	1,310,889
Deferred tax asset	2,117,000	2,117,000
Furniture and equipment, net	565,518	527,692
Goodwill	13,272,165	13,272,165
Intangible assets - customer lists and trademarks	4,101,806	4,143,601

Total assets	$33,076,112	$26,402,567

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	7,032,179	5,240,366
Due to clearing organizations	1,287,839	1,180,108
Accrued preferred stock dividends	666,753	445,568
Securities sold, but not yet purchased, at market value	207,746	170,603
Notes payable	15,871,238	12,552,317

Total liabilities	25,065,755	19,588,962

Commitments and Contingencies

Subordinated Note Payable	225,000	-

Stockholders' equity
Convertible preferred stock, series C, F, and G
$.01 par value, 1,000,000 shares authorized
728,739 issued and outstanding	$7,287	$7,903
Common stock, $.01 par value
100,000,000 shares authorized
22,853,074 shares issued and outstanding	228,531	223,977
Less: Treasury Stock	(733,765)	(733,765)
Capital stock subscribed	6,269,996	2,894,996
Additional paid-in capital	38,109,172	37,328,573
Accumulated deficit	(36,095,864)	(32,908,079)

Total stockholders' equity	7,785,357	6,813,605

Total liabilities and stockholders' equity	$33,076,112	$26,402,567

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2009	2008

Revenues
Commissions and fees	$7,994,432	$6,960,884
Equity market making trading revenues, net	1,098,565	1,547,917
Investment banking income	945,405	1,333,375
Net gain (loss) on securities received for banking services	76,179	(190,602)

	10,114,581	9,651,574

Expenses
Employee compensation and benefits	5,898,880	6,906,442
Commissions, clearing and execution costs	3,440,927	4,343,310
General and administrative	1,241,537	2,534,890
Communications and data processing	229,219	187,493

	10,810,563	13,972,135

Loss from operations	(695,982)	(4,320,561)

Other income (expenses)
Other income	7,844	-
Forgiveness of indebtedness	541,833	-
Interest income	-	8,229
Interest expense	(325,724)	(210,362)

	223,953	(202,133)

Net loss	(472,029)	(4,522,694)

Accrued preferred stock dividends	(86,641)	(91,143)

Loss applicable to common shareholders	$(558,670)	$(4,613,837)

Basic and diluted loss per share applicable to common shareholders:

Loss per share-basic	$(0.02)	$(0.27)

Loss per share diluted	$(0.02)	$(0.27)

Weighted average shares outstanding:
Basic	29,452,047	17,387,654

Diluted	29,452,047	17,387,654

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2009	2008

Revenues
Commissions and fees	$20,127,077	$22,013,780
Equity market making trading revenues, net	2,977,073	6,333,726
Investment banking income	1,686,795	3,343,861
Net gain (loss) on securities received for banking services	1,768,314	(424,565)

	26,559,259	31,266,802

Expenses
Employee compensation and benefits	15,328,582	16,720,583
Commissions, clearing and execution costs	9,029,814	16,182,181
General and administrative	4,271,122	6,709,379
Communications and data processing	516,842	708,343

	29,146,360	40,320,486

Loss from operations	(2,587,101)	(9,053,684)

Other income (expenses)
Other income	10,780	806,744
Forgiveness of indebtedness	541,833	-
Interest income		43,289
Interest expense	(932,113)	(1,307,974)

	(379,500)	(457,941)

Net loss	(2,966,601)	(9,511,625)

Accrued preferred stock dividends	(221,185)	(181,109)

Loss applicable to common shareholders	$(3,187,786)	$(9,692,734)

Basic and diluted loss per share applicable to common shareholders:

Loss per share-basic	$(0.11)	$(0.56)

Loss per share diluted	$(0.11)	$(0.56)

Weighted average shares outstanding:
Basic	29,279,722	17,313,253

Diluted	29,279,722	17,313,253

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,966,601)	$(9,511,625)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	508,701	804,414
Unrealized (gain) loss on securities	(122,342)	(121,336)
Stock compensation expense	159,537	692,166
Allowance for notes receivable	411,000	-
Deferred rent	5,849	-
Gain on settlement with former officer	-	(806,744)
Forgiveness of note payable and interest	(541,833)	-
Issuance of stock to pay legal expenses	-	170,000
(Increase) decrease in operating assets:
Commissions receivable from clearing organizations	(657,584)	50,818
Deposits at clearing organizations	(2,344,138)	2,116,337
Other receivables	11,563	(108,550)
Marketable trading account securities, net	(243,076)	4,680,695
Prepaid expenses and other assets	(150,487)	(5,824)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	2,016,577	292,240
Payable to clearing organizations	107,731	(6,128,305)
Securities sold, not yet purchased	37,143	(74,487)

Total adjustments	(801,359)	1,561,424

Cash used by operating activities	(3,767,960)	(7,950,201)

Cash flows from investing activities
Bank certificate of deposits	(2,005,288)	-
Purchases of furniture and equipment	(226,350)	(298,030)
Issuance of notes receivable	(910,015)	(448,000)

Total cash used by investing activities	(3,141,653)	(746,030)

Continued on next page

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities
Payments of notes payable	(641,992)	(1,725,339)
Proceeds from 9% convertible debenture	2,000,000	-
Proceeds from new loans	2,600,000	-
Proceeds from sale of preferred stock	-	1,997,495
Proceeds from common stock subscribed	3,550,000	2,619,996
Proceeds from sale of common stock		6,038,105
Proceeds from Clearing organization advance	75,000	-
Fees and commissions paid for sale of stock	-	(288,183)

Total cash provided by financing activities	7,583,008	8,642,074

Net increase (decrease) in cash and cash equivalents	673,395	(54,157)

Cash and cash equivalents at beginning of period	410,840	535,536

Cash and cash equivalents at end of period	$1,084,235	$481,379

Supplemental cash flow information:

Interest paid	$130,948	$244,269

Supplemental disclosures of non-cash investing and financing activities:

Converted debenture note to common stock	$450,000	-

Accrued preferred stock dividends, net of payments	$221,185	$181,109

Line of credit converted to note payable	-	$1,999,450

Notes payable forgiven	$311,220	$861,105

Other assets offset against notes payable	-	$675,297

Secured demand note receivable	225,000	-

Secured demand note payable	(225,000)	-

Issuance of note to pay liability	-	$50,640

Acquisition of treasury stock	-	$733,765

Conversion of Series F preferred stock to common	$615	-

Issuance of stock to pay liability	$-	$170,000

See accompanying notes to the condensed consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1. Description of Business and Basis of Presentation

DESCRIPTION OF BUSINESS - The accompanying financial statements include the accounts of Jesup & Lamont, Inc. ("JLI"), a Florida corporation, and its consolidated subsidiaries, Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC"), collectively “the Company”.  All intercompany transactions and accounts have been eliminated in consolidation.

JLSC is an introducing securities broker-dealer that provides brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives.  EIA and JLSC provide fee-based investment advisory services to their customers.  EFG ceased brokerage operations in November 2008.

The Company's executive offices are located in New York, New York with independent registered representatives throughout the United States.

BASIS OF PRESENTATION - The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Because of the nature of the Company’s business, interim period results may not be indicative of full year or future results.

The unaudited condensed consolidated financial statements do not include all information and notes required in annual financial statements in conformity with GAAP. The statement of financial condition at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended (“Form 10-K”), filed with the SEC, for additional disclosures and a description of the Company’s accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS -

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

SECURITIES TRANSACTIONS - Securities transactions and the related revenue and expense are recorded on a trade date basis.

TRADING INCOME - Consists of net realized and net unrealized gains and losses on securities traded for the Company's own account.  Trading revenue is generated from the difference between the price paid to buy securities and the amount received from the sale of securities.  Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses.  Gains or losses are recorded on a trade date basis.

MARKET-MAKING ACTIVITIES - Securities owned and securities sold, but not yet purchased, which primarily consist of listed, over-the-counter, American Depository Receipts and foreign ordinary stocks, are carried at market value and are recorded on a trade date basis.  Market value is estimated daily using market quotations available from major securities exchanges and dealers.

CLEARING ARRANGEMENTS – The Company does not carry accounts for customers or perform custodial functions related to customers' securities.  The Company introduces all of its customer transactions to its clearing brokers, who maintain the Company’s customer accounts and clear such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for the Company’s proprietary securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as the Company has agreed to indemnify its clearing brokers for any resulting losses.  The Company continually assesses the risk associated with each customer who is on margin credit and records an estimated loss when it believes collection from the customer is unlikely.

SHARE-BASED COMPENSATION  is accounted for under the fair value method.  Share-based payments to employees, including grants of stock options, are charged to expense over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option valuation model to determine the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Options issued under the Company's option plan have characteristics that differ from traded options.  Principal assumptions used in applying the Black-Scholes model are outlined below. In selecting these assumptions, we considered the guidance for estimating expected volatility as set forth in ASC 718 “Compensation – Stock Compensation” formerly SFAS No. 123(R). Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

Expected dividend yield	None
Risk-free interest rate	3.5%
Expected life	5 - 8 years
Volatility	58% - 112%

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

FAIR VALUE MEASUREMENT – Financial and non-financial assets and liabilities are measured at their fair value.  Assets are valued at fair value determined based on the assets highest and best use.  Non-financial assets are valued based on the price that would be received in a current exchange transaction.  The fair value of liabilities is generally determined assuming the liability is transferred to a market participant.  When quoted market prices for liabilities are not available, the Company measures such liabilities at their present value.  The Company categorizes its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. The inputs used to measure fair value fall within different levels of the hierarchy. The categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. They are based on best information available in the absence of level 1 and 2 inputs.

The Company’s Level 1 Assets which include marketable securities owned and our securities sold, but not yet purchased, are valued at fair value using quoted market prices in active markets for identical securities.  Gains or losses are recorded on a trade date basis and are included in the Company’s consolidated statements of operations in “Equity market making trading, revenue, net”.

The Company’s Level 3 Assets which include securities not readily marketable are valued at fair value using listed market prices, where possible.  If listed market prices are not available or if the liquidation of the Company’s positions would reasonably be expected to impact market prices, then fair value is determined based on other relevant factors, including dealer price quotations and marketability.  Warrants received from investment banking engagements are generally valued using the Black-Scholes option valuation model and the Company may reduce the value if there is a restriction as to when the warrants may be exercised.  The Black-Scholes method uses assumptions such as volatility, interest rates, and dividend yields to determine value.  Realized gains or losses are recorded on a settlement date basis and unrealized gains or losses are recorded on the valuation date.  Realized and unrealized gains or losses are included in our consolidated statements of operations in “Net gain (loss) on securities received for banking services”.

The Company has no Level 2 Assets at September 30, 2009 or December 31, 2008.  The Company had no material changes in its valuation techniques for the nine months ended September 30, 2009 or year ended December 31, 2008.

COMMISSIONS RECEIVABLE FROM CLEARING ORGANIZATIONS - Receivables from broker dealers and clearing organizations represent monies due to the Company from its clearing agents for transactions processed.

FURNITURE AND EQUIPMENT, NET - Property and equipment are recorded at cost. Depreciation on property and equipment is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.  Upon the sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the Company’s results of operations.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

GOODWILL AND OTHER INTANGIBLE ASSETS – goodwill and intangible assets with indefinite useful lives are not amortized.  Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.  The reported amounts of goodwill are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for Goodwill and Other Intangible Assets is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company’s annual impairment test resulted in no goodwill impairment.  In addition, based upon management’s assessment, the Company determined that no goodwill impairment triggering events have occurred during the nine months ended September 30, 2009.

INCOME TAXES - The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (now ASC Topic 740, Income Taxes).  Tax benefits or expenses are recognized based on the temporary differences between the tax basis and financial basis of its assets and liabilities.  Therefore deferred income tax assets and liabilities represent the tax effects differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the future tax benefits of deferred tax assets will not be realized.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.

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

3. NOTES RECEIVABLE

Notes receivable represent advances made to certain registered representatives in Company owned offices, and are presented net of an allowance for estimated uncollectible amounts.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

4. INTANGIBLE ASSETS

At the dates presented in the statements of financial condition intangible assets consisted of the following:

	September 30,	December 31,
	2009	2008

Goodwill (indefinite useful life)	$13,272,165	$13,272,165

Trademarks (indefinite useful life)	$3,282,077	$3,282,077

Customer List (10 year life)	$1,157,266	$1,157,266

Less: accumulated amortization	(337,537)	(295,742)
Net Customer list	$819,729	$861,524

Amortization expense for the customer list was $41,795 and $120,545 for the nine months ended September 30, 2009 and 2008, respectively.

The estimated annual aggregate amortization expense related to the customer list for the five succeeding fiscal years is as follows:

Year Ending
December 31
2009	$115,727
2010	115,727
2011	115,727
2012	115,727
2013	115,727

The value of the Company’s intangible assets is based on whether they make useful contributions toward the generation of future earnings.  The Company performed an impairment test of its intangible assets as of December 31, 2008 and determined it had no impairment of intangible assets at that date.  See the Company’s 2008 Annual Report on Form 10-K for details.  However, because of the Company’s history of operating losses, management continually evaluates the realization of future economic benefits.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

5. NOTES PAYABLE

Notes payable at September 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008
•Convertible notes payable to investors, interest payable quarterly at an annual rate of 6.5%. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share.	$5,757,158	$6,207,158
•Unsecured note payable to a bank, interest payable monthly at an annual rate of 3.8%, with a maturity of May 28, 2010.	2,100,000	-
•Unsecured note payable to Legent Clearing LLC, interest at a base annual rate of 4.25% plus prime, with a maturity of November 3, 2018.	1,862,997	2,000,000
•Convertible debenture payable to Legent Clearing, LLC at an annual rate of 9.0%. The note matures February 26, 2014, and is convertible into common stock at $.50 per share.	2,000,000	-
•Unsecured note payable to the stockholders of Jesup & Lamont Holding Corporation (former parent of JLSC). The note accrues interest at an annual rate of 4.0%. Interest is payable annually, and the principal is payable at maturity on October 1, 2011.	1,327,675	1,638,895
•Note payable to bank at LIBOR rate plus 10% (currently 10.25%) due on demand with monthly principal payments of $30,000. Converted from a line of credit as explained in Note 6 below.	869,449	1,149,450
•Short term note payable to shareholder, with interest of 8%, originally due on April 2, 2009 but extended to December 31, 2009.	850,000	1,000,000
•Unsecured note payable to investor, interest is payable quarterly at 10% per year, with a maturity of June 7, 2010.	500,000	-
•Unsecured note payable to a shareholder, principal and interest at 15% per annum, due at maturity date of January 16, 2009; has since become payable on demand.	400,000	400,000
•Subordinated note payable to EFH Partners, interest an annual rate of 20.0%, originally payable at maturity on February 17, 2007. The note was extended to April 1, 2009 at a 4.0% annual interest rate and then modified to become due on demand and is subordinated to notes payable to banks.	222,500	222,500
•Unsecured note payable which accrues interest at an annual rate of 5.0%. Principal and interest payable on demand.	66,534	66,534
•Unsecured note payable to the Financial Industry Regulatory Authority (“FINRA”), interest at 8.25% per annum, payable monthly thru April 2012.	45,875	45,863
Total principal payable	16,002,188	12,730,400
Less: unamortized discount on note to stockholders of Jesup & Lamont Holding Corporation	(130,950)	(178,083)

Total notes payable net of discount	$15,871,238	$12,552,317

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The annual maturities of principal on the notes payable are as follows:

Year ending December 31	Principal	Interest
2009 – remaining balance	$1,635,597	$883,349
2010	2,973,125	920,382
2011	1,700,800	736,139
2012	5,829,669	376,232
2013	-	740,256
Thereafter	3,862,997	-

Total	$16,002,188	$3,656,358

Interest on these notes totaled $627,280 and $574,057 for the nine months ended September 30, 2009 and 2008, respectively.

6. NOTE PAYABLE TO BANK

On January 31, 2007, the Company obtained a $2 million credit line from Fifth Third Bank.  As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral.  At December 31, 2007 the Company had drawn $1,999,450 of the line.  The line expired on February 1, 2008 and was converted to a note payable due January 31, 2009 and then extended to April 2, 2009.  The note was further extended and converted to a demand note on July 2, 2009.  Principal is payable at $30,000 per month.  All prior requirements of the original note still exist including the collateral.  Should this note be called for payment and the Company was not able to obtain an extension or alternative financing, it could impair the Company’s liquidity and force it to reduce or curtail operations.  See Note 5.

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2009	2008

Accounts payable	$566,889	$1,101,365
Accrued payroll	2,382,010	1,282,490
Accrued payroll taxes	1,772,545	112,298
EKN settlement accrual	534,517	872,000
Accrued legal	428,685	564,135
Accrued interest on notes	432,234	356,899
Other accrued expenses and liabilities	915,299	951,179

TOTAL	$7,032,179	$5,240,366

8. DUE TO CLEARING ORGANIZATIONS

The amount due to clearing organizations of $1,287,839 at September 30, 2009 includes a balance of $1,249,831 owed to EFG's former clearing firm, under a promissory note to the clearing broker against whom the Company is in litigation.  A total of $500,000 of this balance relates to a fee charged to enter into the promissory note agreement.  This promissory note documents JLI's previous agreement which precludes this clearing broker from collecting this note from EFG.  The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity.  The note is personally guaranteed by JLI's Chairman and JLI's President.  The note, as had been previously agreed with the clearing broker, is collateralized by warrants held by the Company and is further cross collateralized by all of the shares of JLI held by EFH Partners, Inc.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

9. Equity market making trading revenue

Trading income includes market making revenue which consists of net realized and net unrealized gains and losses on securities traded for the Company's own account.  Trading revenue is generated from the difference between the price paid to buy securities and the amount received from the sale of securities.  Volatility of stock prices can result in significant price fluctuations in short periods of time and may result in trading gains or losses. Gains or losses are recorded on a trade date basis.  Trading revenue consisted of the following.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net realized gains and losses	$3,018,632	$5,917,098	$1,120,393	$1,570,842

Unrealized gains	-	860,957	-	116,770
Unrealized losses	(41,559)	(444,329)	(21,828)	(139,695)

Trading income, net	$2,977,073	$6,333,726	$1,098,565	$1,547,917

10. INVESTMENT BANKING INCOME

Investment banking income consists of cash fees and warrants or other securities received as payment for the Company’s investment banking services.  The Black-Scholes valuation model is used to estimate the fair value of the warrants received and held for investment.  The change in the valuation of these warrants held for investment is accounted for as unrealized gain/loss.  When the warrants are sold the gain or loss is recognized as realized gain/loss.  The volatility of stock prices underlying these warrants can result in significant price fluctuations in short periods of time.  The fluctuations in the value of the warrants result in unrealized gains or losses.  Investment banking revenue consisted of the following:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Investment banking fees	$1,686,795	$3,343,861	$945,405	$1,333,375
Gains/(Loss) from warrants	1,768,314	(424,565)	76,179	(190,602)

	$3,455,109	$2,919,296	$1,021,584	$1,142,773

Gains and losses:

Realized gains	$1,604,903	$230,224	$-	$-

Unrealized Gain (losses)	163,411	(654,789)	76,179	(190,602)

	$1,768,314	$(424,565)	$76,179	$(190,602)

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

11. LOSS PER SHARE

The calculation of loss per share is as follows:

	Nine months Ended September 30,		Three months Ended September 30,
	2009	2008	2009	2008
Numerator for loss per share:
Net loss	$(2,966,601)	$(9,511,625)	$(472,029)	$(4,522,694)
Preferred stock dividends	(221,185)	(181,109)	(86,641)	(91,143)

Loss attributable to common stockholders	$(3,187,786)	$(9,692,734)	$(558,670)	$(4,613,837)

Denominator for loss per share:
Basic and diluted weighted-average shares:	29,279,722	17,313,253	29,452,047	17,387,654

Basic and diluted loss per share:
Basic loss per share	$(0.11)	$(0.56)	$(0.02)	$(0.27)

Diluted loss per share	$(0.11)	$(0.56)	$(0.02)	$(0.27)

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

At September 30, 2009 and 2008, the Company had potentially dilutive common shares attributable to the following:

	Nine months Ended September 30,		Three months Ended September 30,
	2009	2008	2009	2008
Warrants	6,974,242	8,583,828	6,974,242	8,583,828
Stock options	2,033,022	3,431,522	2,033,022	3,431,522
Convertible preferred stock Series C,F and G	3,554,449	3,615,987	3,554,449	3,615,987
Convertible notes	6,408,840	2,597,124	6,408,840	2,597,124
Warrants subscribed	2,481,670	293,812	2,015,075	293,812

	21,452,223	18,522,273	20,985,628	18,522,273

12. EQUITY

During the nine months ended September 30, 2009 the Company received and recorded stock subscriptions totaling $3,550,000 for stock offerings to be completed during the fourth quarter of 2009.  During the nine months ended September 30, 2009, 205,552 shares were issued for stock subscribed in 2008.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The table below outlines the conversion price of all outstanding convertible preferred stock issues:

Convertible Issues	Outstanding Shares	Preferred Dividend Rate	Convertible to Common Shares	Conversion Price

Series C participating, cumulative convertible preferred stock, 8000 shares authorized, liquidation preference at the $100 per share stated value.	7,062	7.5%	353,100	$2.00

Series F participating, cumulative convertible preferred stock, 877,000 shares authorized, liquidation preference at the $3.25 per share stated value.	719,989	4.0%	719,989	$3.25

Series G participating, cumulative convertible preferred stock, 4000 shares authorized, liquidation preference at the $1000 per share stated value.	1,688	10.0%	2,481,360	$0.68

Totals	728,739		3,554,449

13. INCOME TAXES

The current loss for the nine months ended September 30, 2009 results in an increase in the Company’s net operating loss carryforward and causes the net deferred tax assets to increase by $1,000,000 to $13,482,000 at September 30, 2009 from $12,482,000 at December 31, 2008.  Management increased the valuation allowance to $11,365,000 or a net of $2,117,000, resulting in no deferred taxes for the nine months ended September 30, 2009.

The Company has net operating loss carry forwards for federal tax purposes of approximately $29,000,000 which expire in years 2022 through 2029.  The amount deductible per year is limited to $576,000 on loss carryforwards of $4,376,000 and unlimited on the remaining loss carryforwards under current tax regulations.

The Company would need to generate approximately $5.5 million of pre-tax income to realize the remaining net deferred tax assets.  The Company’s projections show that this would be realized by the year 2017.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Customer Complaints and Arbitration

The Company's subsidiary’s business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty.  In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.  In the ordinary course of business, the Company operating through its subsidiaries and its principals is, and may become a party to additional legal or regulatory proceedings or arbitrations.  The Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on the Company's business.

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

15. OFF BALANCE SHEET RISKS

Clearing Arrangements.

The Company does not carry accounts for customers or perform custodial functions related to customers' securities.  The Company introduces all of its customer transactions to its clearing brokers, who maintain the Company’s customers' accounts and clear such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for the Company’s proprietary securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as the Company has agreed to indemnify our clearing brokers for any resulting losses.  The Company continually assesses risk associated with each customer who is on margin credit and record an estimated loss when the Company believes collection from the customer is unlikely.

Customer Claims, Litigation and Regulatory Matters.

In the normal course of business, the Company has been and continues to be the subject of civil actions and arbitrations arising out of customer complaints relating to the Company’s broker dealer activities, as an employer and as a result of other business activities.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The Company has sold securities which it does not currently own and therefore will be obligated to purchase the securities at a future date.  The Company has recorded these obligations in its financial statements at September 30, 2009 at the market values of the securities and will incur a loss if the market value increases subsequent to September 30, 2009.  The occurrence of these off-balance sheet losses could impair the Company’s liquidity and force it to reduce or curtail operations.

16.	CONCENTRATION OF CREDIT RISKS

The Company is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk.  The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument.  It is the Company’s policy to review, as necessary, the credit standing of the counterparty.

The Company’s cash in bank accounts at times exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limits however; management believes that the risk of loss is negligible.  The Company has not experienced any previous losses, and does not anticipate any future losses due to this condition.

17.	NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

JLSC is subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, does not exceed 15 to 1.  Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

At September 30, 2009, JLSC had net capital of $3,441,203, which was $3,139,656 above the required net capital of $301,547.  JLSC ratio of aggregate indebtedness to net capital was 1.31 to 1 as of September 30, 2009.  JLSC is exempt from Rule 15c3-3 because all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

In November 2008, EFG was out of compliance with the above Net Capital Rule and, accordingly, EFG immediately ceased conducting a securities business, other than liquidating transactions.  In March 2009 EFG filed a Broker Dealer withdrawal with FINRA.

18.	LIQUIDITY MATTERS/GOING CONCERN CONSIDERATION

The Company incurred losses for the past two years and for the nine months ended September 30, 2009.  In addition, the Company has an accumulated deficit at September 30, 2009 of $36,095,864, and negative cash flows from operating activities for the nine months ended September 30, 2009.

The results of the Company’s operations have been adversely impacted due to the general downturn of the market and economic conditions; the ceasing of business of EFG in November 2008 due to an adverse litigation settlement; the slowdown in activity due to the conversion to a new clearing firm; the startup of a fixed income division which incurred substantial costs but has had slower revenue growth than expected due to the economy and costs of building an equity research platform.

The Company’s plan for future operations has several different aspects.  The Company has reduced its overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expense and reworked payout percentages to improve profit margin in its retail unit.  In addition, the Company has taken several steps to increase revenue as outlined below:
•	Increase the Company’s trading revenue by adding additional stocks in which we make a market;
•	Expand the Company’s trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

•	Expand the Company’s institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand the Company’s offering of proprietary financial products to its retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses.

If the Company’s plans change, or its assumptions change or prove to be inaccurate, or if its available cash otherwise proves to be insufficient to implement its business plans, the Company may require additional financing through subsequent equity or debt financings. The Company cannot predict whether additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, the Company's business would be jeopardized.

Given the uncertain economic environment and the pressure that the financial sector has been under, the Company plans to raise additional equity capital or financing for working capital. By doing so, the Company believes that it will protect itself against any future negative consequences that may arise if the economy continues to decline. During the nine months ended September 30, 2009, the Company has been able to raise $8,150,000 through a combination of equity and debt financing.  The Company also has an acquisition plan which contemplates raising debt and equity capital to finance the acquisitions.

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

This Form 10-Q contains statements about future events and expectations which are "forward looking statements". Any statement in this Form 10-Q that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenue, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. and its wholly-owned subsidiaries.

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

JLSC is our financial brokerage services subsidiary providing brokerage services to full service retail and institutional customers. We provide our employee and independent registered representatives and advisors back office compliance and administrative services over the telephone at 1-800-569-3337 or through their designated registered representative. We provide our retail customers access to useful financial products and services through our website and by telephone. Our customers may, upon request, also receive advice from our brokers regarding stock, bonds, mutual funds and insurance products. We also provide securities execution and market making services, providing execution services involving filling orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as principal in these transactions and derive our net trading revenue from the difference between the price paid when a security is bought and the price received when that security is sold. We typically do not receive a fee or commission for providing retail order execution services.

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

RESULTS OF OPERATIONS:

New senior management joined us at various times over the last 12 months. The focus of management was to increase our profitability by focusing on more profitable business sectors while exiting units that were marginal. A significant strategy was to establish a fixed income division.  In addition to having higher margins than those in retail brokerage and institutional equities, fixed income allowed us to enhance our retail brokerage business through fixed income transactions and generating banking fees through participation in debt issuances.

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

In addition, we have also built a quality equity research department that focuses on institutional sales. The building of this department also resulted in increased compensation and other overhead expense. However, due to the downturn in the economy and the uncertainty of the financial markets, the anticipated revenue from this initiative has been slower than originally anticipated. In March 2009, management decided to do a thorough review of our expense structure and as a result, decided to reduce costs through staff reductions and renegotiation of various contracts. As part of our cost reduction efforts, senior management has taken significant reductions in their compensation.  Those cost reductions were completed in March 2009 and we started seeing the benefit of these reductions in the second quarter of 2009.

Our plans were stalled by the downturn in the economy and the negative impact that the economy had in the financial markets. Additionally, our Empire Financial Group (EFG) had certain legacy issues that eventually led to the shut down of that unit’s brokerage activities. In response to those issues, management refocused its business strategy. The two main objectives were a renewed focus on recruitment with an emphasis in retail brokerage and expense reductions to have the Company’s expense structure to better reflect with the downturn in the financial markets. Most of those cost changes were implemented at the end of the March 31, 2009, quarter and the results of those reductions have been realized starting in the second quarter. As well, our recruitment has led to the expansion of our retail brokerage unit and revenue from that sector has had strong growth during the past quarter.

We expect that with increased revenue from recently hired salespeople and the cost reductions that were made earlier in 2009, that the Company is poised for positive earnings on a go forward basis. Currently, we expect that our revenue will be in the range of $45 to $50 million for the year-ending December 31, 2010. We expect that we will “break even” at an annual revenue run rate of $40 million.  That break even point may be adjusted upward or downward depending on the eventual actual mix of revenue. Using our current revenue assumptions, which anticipate a lower contribution from investment banking which is our highest margin business, we anticipate that generated free cash flow from operations will be sufficient to meet all debt and working capital obligations through December 31, 2010.

Additionally, of our $15.8 million in debt, $7.7 million is convertible and we expect that over time that debt will be converted into equity. We have also had preliminary discussions with other holders of debt ($2.1 million) about converting those amounts into equity as well.  In addition, we have $1.863 million that is due to our clearing firm, Legent Clearing LLC, which is being paid down through higher ticket charges over the next ten years. As a result, we are confident that our operations will support future cash needs and that long-term debt obligations will be converted into equity.

The results of our operations for the nine months ended September 30, 2009 as compared to the same period in 2008 has shown a significant improvement as our net operating loss has been reduced by 69% or $6,545,024.  This improvement is a reflection of management’s efforts to reorganize operations, reduce costs, and increase sales volume.

Analysis of our business platforms follow.

Retail Commissions and Fees

In the nine months and three months ended September 30, 2009, commissions generated from retail, advisory fees, and other fees declined compared to the same period in 2008.  The reduction was primarily caused by a decline in revenue from an Independent Sales Group offset by significant growth from our own retail sales group.  The gross margin received from the Independent Sales Group is minimal.  The following is an analysis of Commission revenue and fees.

	Nine Months Ended
	September 30,			%
	2009	2008	Difference	Change
Commissions and fees	$20,127,077	$22,013,780	$(1,886,703)	-9%
Less: Independent Sales Group	$(1,269,255)	$(5,402,042)	$4,132,787	-77%
Retail commissions and fees	$18,857,822	$16,611,738	$2,246,084	14%

For the nine months ended September 30, 2009 our commission and fees revenue without the Independent Sales Group has increased 14% which directly reflects our successful efforts to expand our retail sales and fixed income sales platforms.

	Three Months Ended
	September 30,			%
	2009	2008	Difference	Change
Commissions and fees	$7,994,432	$6,960,884	$1,033,548	15%
Less: Independent Sales Group	$(394,661)	$(2,442,000)	$2,047,339	-84%
Retail commissions and fees	$7,599,771	$4,518,884	$3,080,887	68%

For the third quarter 2009 our commissions and fees excluding the Independent Sales Group were up 68% over the same period in 2008.  This significant increase results from our continued efforts to expand our retail and fixed income business.

Equity Market Making Trading Revenue

Equity market making trading revenue for the nine months ended September 30, 2009 were $2,977,073 as compared to the same period in 2008 of $6,333,726, a decrease of $3,356,653, or 53%.  The reduction resulted from EFG ceasing business which significantly reduced our equity trading staff.  As noted above, we have focused our business towards retail, and fixed income versus equity trading which better serves our long term growth objectives.

Investment Banking

Our investment banking business has not returned to prior year levels as this business continues to experience difficulty due to the tight credit markets.  During the second and third quarter of 2009 we benefited from the sale of warrants earned from prior investment banking transactions, and increase in the fair values of warrants earned and held for investment in the third quarter.  In the third quarter we have seen increased activity and interest by investors as well as a slight improvement in available financing.  We are encouraged by these indicators and expect growth in this area as the economy improves.

Further discussions of the results of our operations are provided below.

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Revenue:

Total revenue for the three months ended September 30, 2009 were $10,114,581, an increase of $463,007 or 5% from total revenue for the same period in 2008. This increase is primarily attributable to the reasons described below.

Commission and fee revenue for the three months ended September 30, 2009 was $7,994,432, an increase of $1,033,548 or approximately 15%, from our commission and fee revenue of $6,960,884 for the comparable period in 2008. The increase reflects our successful efforts in transitioning our retail business from EFG, which was closed in November 2008, to JLSC as noted above, and the addition of fixed income trading in 2008.  Commission and fee revenue accounted for approximately 79% and 72%, of our total revenue for the three month periods ended September 30, 2009 and 2008, respectively.  As noted above, we analyze our commissions and fees excluding the Independent Sales Group, see above three month table for this analysis.

For the three months ended September 30, 2009 equity market making trading revenue was $1,098,565 a decrease of $449,352 or approximately 29%, from our equity market making trading revenue of $1,547,917 for the comparable period in 2008. This decrease is attributable to EFG ceasing operations in November 2008 which significantly reduced our equity trading staff.  In addition, we have focused our business towards retail, and fixed income verses equity trading which better serves our long term growth objectives. Equity market making trading revenue accounted for approximately 11% and 16% of our total revenue for the three month periods ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, our investment banking revenue was $945,405, a decrease of $387,970 or 29%, from our investment banking revenue of $1,333,375 for the comparable period in 2008. The decrease was primarily due to general market conditions confronting the financial services industry. Investment banking revenue accounted for approximately 9% and 14% of our revenue for the three month periods ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009 gains on securities received from investment banking services were $76,179, an increase of $266,781, or approximately 140%, from a loss of ($190,602) for the comparable period in 2008.  The increase was primarily due to unrealized gain on warrants/stock earned from investment banking.  The fair value of these warrants/stocks held for investment purposes is based on market values and Black Scholes model calculations.  Unrealized gains or losses result from the revaluation of these securities each quarter.  Gain and loss on securities received for investment banking services accounted for approximately 1% and (2%) of our total revenue for the three month periods ended September 30, 2009 and 2008, respectively.

Forgiveness of Indebtedness:

Forgiveness of indebtedness for the nine months ended September 30, 2009 includes forgiveness of a note payable of $311,220 to a former owner of JLSC, and interest on two notes payable to shareholders of $230,613.  Agreements were made with these shareholders to forgive the debt or interest to facilitate our cost reductions.

Expenses:

Employee compensation and benefits were $5,898,880 and $6,906,442 for the three months ended September 30, 2009 and 2008, respectively. Employee compensation decreased $1,007,562, or 15%. The reduction was due to reductions in employee commissions, regular wages, employee benefits, and employee stock compensation.  Our cost and expense restructuring efforts started earlier this year contributed to these compensation reductions.

Commissions, clearing and execution costs were $3,440,927 and $4,343,310 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $902,383, or 21%, includes two components.  As noted earlier, the first component is related to the Independent Sales Group.  The second component is our own retail sales group.

	Three Months Ended
	September 30,			%
	2009	2008	Difference	Change
Commissions,Clearing costs	$3,440,927	$4,343,310	$(902,383)	-21%
Less: Independent Sales Group	$(394,661)	$(2,442,000)	$2,047,339	-84%
Net Commissions,Clearing costs	$3,046,266	$1,901,310	$1,144,956	60%

Our net commissions costs without the Independent Sales Group has increased 60% over the prior year in alignment with commissions and fees revenue increase of 68%, which were somewhat offset by decreases in clearing and other fees.  This reflects our significant growth in retail and fixed income revenue platforms.

General and administrative expense was $1,241,537 and $2,534,890 for the three months ended September 30, 2009 and 2008, respectively. The decrease of $1,293,353, or 51%, results from expense restructuring during the first quarter of 2009.  Professional fees travel and entertainment, and rent expense were significant components of this reduction.

Interest expense was $325,724 and $210,362 for the three months ended September 30, 2009 and 2008, respectively. The increase of $115,362, or 55%, is attributable to increased debt in 2009.

As a result of the items discussed in the preceding paragraphs, we had a net loss of $472,029 for the three months ended September 30, 2009 as compared to a net loss of $4,522,694 for the three months ended September 30, 2008, a reduction in the net loss of $4,050,665 or 90%.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

Revenue:

Total revenue for the nine months ended September 30, 2009 were $26,559,259, a decrease of $4,707,543, or 15% from the same period in 2008. Commission and fee revenue for the nine months ended September 30, 2009 were $20,127,077, a decrease of $1,886,703 or approximately 9%, from our commission and fee revenue of $22,013,780 for the comparable period in 2008. The decrease was primarily due to a revenue reduction by our Independent Sales Group as shown above.  Commissions and fees revenue accounted for approximately 76% and 70%, of our total revenue for the nine month periods ended September 30, 2009 and 2008, respectively.  We analyze our commissions and fees excluding the Independent Sales Group, see above nine month table for this analysis.

For the nine months ended September 30, 2009 equity market making trading revenue was $2,977,073, a decrease of $3,356,653, or approximately 53%, from our equity market making trading revenue of $6,333,726 for the comparable period in 2008. This decrease is primarily due to EFG ceasing operations in November 2008 which significantly reduced our equity trading staff.  In addition, we have focused our business towards retail and fixed income verses equity trading which better serves our long term growth objectives.  Equity market making trading revenue accounted for approximately 11% and 20% of our total revenue for the nine month periods ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, our investment banking revenue was $1,686,795, a decrease of $1,657,066, or 50%, from our investment banking revenue of $3,343,861 for the comparable period in 2008. The decrease was primarily due to general market conditions confronting the financial services industry. Investment banking revenue accounted for approximately 6% and 11% of our revenue for the nine month periods ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 gain on securities received from investment banking services was $1,768,314, an increase of $2,192,879 or approximately 517%, from our loss of $424,565 for the comparable period in 2008. The increase was primarily due to sale of warrants we had earned from previous activities. The fair value of these warrants/stocks held for investment purposes is based on market values and Black Scholes model calculations.  Unrealized gain or loss results from the revaluation of these securities each quarter.  Gains and losses on securities received for investment banking services accounted for approximately 7% and (1%), of our total revenue for the nine month periods ended September 30, 2009 and 2008, respectively.

Forgiveness of Indebtedness:

Forgiveness of indebtedness for the nine months ended September 30, 2009 includes forgiveness of a note payable of $311,220 to a former owner of JLSC, and interest on two notes payable to shareholders of $230,613.  Agreements were made with these shareholders to forgive the debt or interest to facilitate our cost reductions.

Expenses:

Employee compensation and benefits were $15,328,582 and $16,720,583 for the nine months ended September 30, 2009 and 2008, respectively. Employee compensation decreased $1,392,001, or 8%. The reduction was primarily due to reduced regular wages and stock compensation expense.

Commissions, clearing and execution costs were $9,029,814 and $16,182,181 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $7,152,367, or 44%, was due primarily to a decrease in commission costs, plus decline in revenue in our Independent Sales Group.  The following analysis reflects these components.

	Nine Months Ended
	September 30,			%
	2009	2008	Difference	Change
Commissions,Clearing costs	$9,029,814	$16,182,181	$(7,152,367)	-44%
Less: Independent Sales Group	$(1,269,255)	$(5,402,042)	$4,132,787	-77%
Net Commissions,Clearing cost	$7,760,559	$10,780,139	$(3,019,580)	-28%

Our net commissions, clearing costs, and fees without the independent sales group have decreased 28% over the prior year.  Commissions, clearing fees and execution costs were reduced as our equity market making trading, and investment banking revenue have declined versus the same period in 2008.  In addition, the change in the sales mix to more retail and fixed income sales versus equity market making has reduced clearing fees and execution costs.

General and administrative expense was $4,271,122 and $6,709,379 for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $2,438,257, or 36%, was due primarily to decreases in travel and entertainment, professional fees, and occupancy costs resulting from our cost reduction efforts.

Interest expense was $932,113 and $1,307,974 for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $375,861, or 29%, was due primarily to a one time financing fee of $500,000 to one of our clearing firms in 2008.  See Note 8 to the Consolidated Financial Statements for details.

In May 2008, we entered into settlement agreements with two former officers. The agreements included offsetting receivables owed to JLI totaling $675,297 against the note payable by JLI to the former officers totaling $861,105. As part of his settlement agreement one of the former officers also received the rights to certain investment banking engagements and transferred 524,118 shares of JLI's common stock to JLI. We recorded the stock received as $733,765 of treasury stock valued at the closing market price ($1.40 per share) on the date we entered into the settlement agreement. The gain recognized on these transactions totaled $806,744 after deduction of $112,829 of accelerated discount amortization related to the canceled notes payable.  This gain is included in other income for 2008.

As a result of the items discussed in the preceding paragraphs, we incurred a net loss of $2,966,601 for the nine months ended September 30, 2009 as compared to a net loss of $9,511,625 for the nine months ended September 30, 2008, a decrease in the loss of $6,545,024 or 69%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash have been from new financing consisting of private placements of stock, and debt offerings.  Our historical use of funds has been for operations, and payment of debt.  As of September 30, 2009, we had $33,076,112 in total assets, of which, $8,018,668 or approximately 24% consisted of cash or assets readily convertible into cash, securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At September 30, 2009, we had liabilities due within one year totaling $10,830,114.

Stockholders' equity increased $971,752 to $7,785,357 at September 30, 2009, compared to $6,813,605 at December 31, 2008. This increase is attributable to additional stock subscriptions of $3,550,000, offset by net losses incurred for the period of $2,966,601.  Supplemental information pertaining to our historical sources and uses of cash is presented below and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

Operating Activities

Net cash used by operations for the nine months ended September 30, 2009 was $3,767,960 as opposed to net cash used by operations for the same period in 2008 of $7,950,201.  The loss from operations accounted for most of the operating cash used.   Other significant items include increases in clearing organization deposits of $2,344,000, and commission receivable of $658,000 which were offset in part by an increase in accounts payable, accrued expenses, and other liabilities of $2,017,000.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 was $3,141,653. We invested $2,005,288 in a bank certificate of deposit, and invested $910,015 in the form of notes receivable from registered sales representatives primarily to expand our Boca Raton and Ft. Lauderdale offices.  We also used $226,350 to purchase furniture and equipment during the nine months ended September 30, 2009.

Financing Activities

Cash provided from financing activities for the nine months ended September 30, 2009 was $7,583,008. We raised $3,550,000 and $4,600,000 from the sale of common stock subscriptions and new loans, respectively, and made payments of $641,992 against notes payable.  An additional $75,000 was raised by an advance from one of our clearing firms.

Prospective Liquidity Requirements

New senior management joined us at various times over the last 12 months.  The focus of management was to increase our profitability by focusing on more profitable business sectors while exiting units that were marginal.  We also focused on significant expense reductions to better align our expenses with our revenue and new business model.  We have reduced our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expense and reworked payout percentages to improve profit margin in our retail unit.  In addition to reducing costs we have taken several steps to increase revenue as outlined below:
•	Increase our trading revenue by adding additional stocks in which we make a market;

•	Expand our trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	Expand our institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand our offering of proprietary financial products to our retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses.

As a result of the above, we believe the historical operating losses will not continue into the future, and our financings to provide operating cash would also be reduced.
Our plans also include raising additional cash from equity offerings for operations as well as to pay off substantial amounts of our liabilities.  Our shareholders approved the issuance of additional shares to fund these needs at our June 23, 2009 annual shareholder meeting.  Raising additional capital will also allow us to increase our broker dealer’s net regulatory capital which we believe will lead to attracting even larger and more profitable customers, and also increase our trading revenue from customers which require a minimum level of net regulatory capital from their vendor firms. During the nine months ended September 30, 2009, we raised a total of $8,225,000 from equity and debt financings.  We cannot predict whether additional funds will be available in adequate amounts or on acceptable terms in the future.

If our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing through subsequent equity or debt financings. If funds are needed but not available, our business would be impaired and we could be forced to reduce or curtail operations.

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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at September 30, 2009 at the market value of the securities and will incur a loss if the market value increases subsequent to September 30, 2009. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty. We have performed a company wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at September 30, 2009 will not have a material adverse effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage industry. Our consolidated balance sheet is not separated into current and non-current assets and liabilities. Certain financial assets, such as trading securities are carried at fair market value on our consolidated statements of financial condition while other assets are carried at historic values.  See Note 1 to the Condensed Consolidated Financial Statements for a summary of our significant accounting policies.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our December 31, 2008 Annual Report on Form 10-K.

ACCOUNTING FOR CONTINGENCIES

We accrue for contingencies based on events that have occurred, when it is probable that a liability has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of loss.

USE OF ESTIMATES

Note 2 to our consolidated financial statements contain a summary of our significant accounting policies, many of which require the use of estimates. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

GOODWILL AND OTHER INTANGIBLE ASSETS

The fair value of goodwill and other intangible assets ultimately depends on the fair value of the reporting unit to which they relate.  The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties.  Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual equity securities. An acquiring entity often is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of a reporting unit to exceed its market capitalization.

To test goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company's business, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and potential goodwill impairment for each reporting unit.

If the Company determines its goodwill and other intangible assets have been impaired, the Company may have to write off a portion or all of such goodwill and other intangible assets. If all goodwill and other intangible assets were written off, the Company would record a non cash loss approximating $17.4 million to operations and stockholders' equity.

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

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15(d)-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures as of September 30, 2009 are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Footnote 14 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009 JLI received stock subscriptions totaling $3,550,000 for a stock offering to be issued during the fourth quarter of 2009.

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

JESUP & LAMONT, INC.
(Registrant)

Date: November 13, 2009	By:	/s/ Steven M. Rabinovici
Steven M. Rabinovici
Principal Executive Officer

Date: November 13, 2009	/s/ Alan Weichselbaum
Alan Weichselbaum
Principal Financial Officer