Form 10-K
period 2009-12-31
JESUP & LAMONT, INC.
filed 2010-03-29
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File No.: 1-31292

JESUP & LAMONT, INC.

(Name of small business issuer in its charter)

Florida	56-3627212
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 Fifth Avenue
New York, New York 10019

(Address of principal executive offices) (Zip Code)

(800) 356-2092

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Non-accelerated filer ☐
Accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of June 30, 2009, the last business day of the Issuer’s most recently completed second fiscal quarter, computed by reference to the closing price of Issuer's common stock reported on the NYSE Amex on such date was $6,637,021.

The number of shares of outstanding Issuer's common stock, $.01 par value per share, as of March 15, 2010 was 32,639,212.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Forward Looking Statement

This Annual Report on Form 10-K contains statements about future events and expectations which are "forward-looking statements." Any statement in this 10-K that is not a statement of historical fact may be deemed to be a forward-looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenues, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, capital impairments, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" and elsewhere in this report and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Risks affecting our business are described throughout this Form 10-K and especially in the section “Risk Factors.” This entire Annual Report on Form 10-K, including the consolidated financial statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. (formerly Empire Financial Holding Company) ("JLI" or the "Company") and our wholly-owned subsidiaries: Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC").

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

The Company provides securities brokerage, investment banking, market making research, investment advisory, asset management services and order execution services in all 50 states, Europe, Asia and other locations through Jesup & Lamont Securities Corporation (JLSC).  Brokerage services are provided to both retail and institutional customers. During 2008, the Company through Empire Financial Group (EFG), which ceased doing business on November 12, 2008, conducted these same businesses.  See Note 24 to the Financial Statements. In addition during 2008, the Company through Empire Investment Advisors provided investment advisory and asset management services to retail customers.  In 2010, the Company is transitioning all of its investment advisory and asset management services to Empire Investment Advisors which will be doing business as Jesup & Lamont Advisors.

Growth Strategy

The Company’s current growth strategy is a combination of growth by acquisition and organic growth of the existing and acquired businesses. The Company plans to build a mix of financial services and products that provide a varied and continuing revenue stream, not solely dependent on market conditions, that builds stable profitability. During 2009, the Company continued its strategic initiative that would emphasize growth in high margin businesses and curtailed those that have been determined to be at lower margins. As part of that strategy, the Company began a fixed income department and anticipates that this business will continue to be a growth area for the Company.  The Company’s strategy is to develop fixed income capabilities and to market fixed income products through its existing retail broker network,  and customer base. The leveraging of the Company’s Jesup & Lamont brand name and its long standing operating history helped to expedite its entrance into this business line. The Company believes that this strategic initiative is beneficial to its customer base since it provides additional investment products with less volatility and at the same time provides the Company with higher gross margins.  This will assist the Company’s return to profitability and will help diversify its revenue base away from being overly reliant on retail and institutional equities.

As part of the Company’s internal growth plan we look to add incremental revenue to the existing and acquired businesses.  The Company will continue to recruit entrepreneurial financial advisors with established customer bases who generate substantial income and who desire independence and an entrepreneurial atmosphere in which to conduct their business. These financial advisors are comprised of both independent contractors and employees. The Company is focusing on hiring and retaining employees not independent contractors.  In focusing on this strategy, the payout rates for employees versus independent contractors is lower which is partially offset by the capital commitment of opening and operating branch offices.  However, this will provide the Company with higher margins and greater profitability.

The Company has invested in back office and field operations systems along with an integrated accounting system to enhance ability to grow and provide the independent and employee financial advisor base and their clients with up-to-date on-line information management. These systems provide the Company’s back office support personnel with the tools to greatly increase productivity without significantly increasing personnel and other service costs. This will allow the Company to service a significantly larger volume of business through a greater number of financial advisors.

The Company also intends to continue to service other broker dealers as well as the independent and employee financial advisor base. The Company plans to expand the number of securities for which it makes a market and aggressively market the established order execution capabilities to additional domestic and international broker dealers, hedge funds and institutions.  The Company intends to capitalize by focusing on the underserved small to mid-size institutions. The Company intends to provide services that are usually reserved for larger institutional clients. The Company will continue to strengthen relationships with customers utilizing technology and a high degree of service. Continued implementation of these strategies will increase the transaction volume thus increasing the net trading revenues. The Company also believes that a return to profitability will allow the Company to provide a platform that will increase the number of transactions processed for unaffiliated broker dealers and institutions.

Brokerage Services

Full Service Brokerage Services

Through it’s wholly owned subsidiary (JLSC) the Company provides full service brokerage services directly to the retail customers, including individuals and small to mid-sized institutions such as banks, credit unions, hedge funds, money managers, mutual funds and pension funds. Experienced registered representatives execute buy and sell orders for customers for stocks, bonds, traded options, commodities, and financial derivatives and, where requested, provide account management, advisory information and oversight services. The Company’s customers also receive back office support, client statements and reports, branch office regulatory compliance support and advisory services.

Approximately 35% and 72% of the Company’s revenue for the years ended December 31, 2009 and 2008, respectively, were derived from our retail financial brokerage services.

Ancillary Services

The Company supports the full service brokerage operation and the network of affiliated and unaffiliated broker dealers by offering the following ancillary services:

•
MARKET DATA AND FINANCIAL INFORMATION. The Company continually receives a direct line, or feed, of detailed quote data, market information and news. The Company’s retail customers can create their own personal watch list of stocks and options for quick access to current pricing information. The Company provides customers with access to various real-time quotes services.

•
PORTFOLIO TRACKING AND RECORDS MANAGEMENT. Customers have online access to a listing of all their portfolio assets held with the Company, cost basis (if purchased through the Company), current price and current market value. The system offers the ability to transfer data to popular software programs such as Microsoft Money and Quicken to allow the customers to calculate unrealized profits and losses for each asset held in addition to the many other features these programs may offer. Online account holders may elect to receive electronic confirmations and detailed monthly statements. All clients receive printed confirmations and statements unless they elect to receive confirmations and statements electronically. The Company’s clearing firms provide for the transmittal of proxy, annual report and tender offer materials to customers.

•
CASH MANAGEMENT SERVICES. Customer dividends, interest, sales proceeds and deposits are credited to customer accounts. The Company also provides cash management services to its customers. For example, funds not invested in securities earn interest in a credit interest program or can be invested in money market funds. In addition, the Company provides checking services and debit cards for its customer accounts through a commercial bank.

•
ACCOUNT SECURITY. The Company uses a combination of proprietary and industry standard security measures to protect customers' assets. Customers are assigned unique account numbers, user identifications and passwords that must be used each time they log on to the system. The Company relies on encryption and authentication technology to provide the security necessary to effect the confidential exchange of information. The Company does not plan to share customer data with third parties.

Fixed Income Business

During 2008, the Company made a strategic decision to enter the fixed income segment of the business. As part of that effort, the firm, through its Jesup and Lamont Securities Corp. subsidiary, developed expertise in three major areas; municipal bond trading, corporate/high yield bond trading and certificate of deposit underwritings. These businesses were initially established with a focus on institutional clients with the anticipation that the desks would have a liaison to the Company’s retail operations. By the end of 2008, all desks were fully staffed and operational.

Strategically, the fixed income business unit should provide for more stable earnings as its business tends to be stronger when equities are under pressure. Additionally, margins in the Company’s fixed income unit tend to be higher, on average, than margins in the equity side of the business. Finally during the current difficult economic environment, the fixed income business has been seen as a flight to quality and has helped offset the weakness seen in the equities business units.

Approximately 30% and less than 5% of the Company’s revenue for the years ended December 31, 2009 and 2008, respectively, were derived from these services.

Market Making And Order Execution Services

The Company provides market making and order execution services for affiliated and unaffiliated broker dealers and institutions. The Company’s systems allow it to receive orders telephonically or electronically. The Company’s services consist of filling orders received from independent broker dealers to buy securities or sell securities in domestic or foreign securities. As a market maker, the Company offers to buy shares from, or sell shares to, broker dealers. The Company displays the prices at which it is willing to buy and sell these securities and adjusts the prices in response to market conditions. The Company sometimes commits its own capital and typically derives revenue from the difference between the prices at which the Company buys and sells shares. The Company generally receives a fee or commission for providing institutional execution services. The Company’s trading revenues are dependent on its ability to take advantage of daily stock price fluctuations and institutional order flow. Thus, the Company must be able to evaluate and act rapidly on market trends and manage risk successfully. The Company’s methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables the Company to increase its revenues and manage risk better. The Company utilizes state of the art industry standard execution and compliance systems to manage its risk and seamlessly process and settle transactions with unaffiliated broker dealers. The Company maintains strict inventory management procedures and seeks to reduce it’s exposure from market volatility.

Approximately 6% and 22% of the Company revenues for the years ended December 31, 2009 and 2008, respectively, were derived from these services.

Investment Banking Services

The Company’s investment banking clients are primarily served from offices in New York City and San Francisco. These offices provide services to small and medium sized companies that seek capital to expand their businesses and further implement their business plans. There are numerous companies that are too small to obtain services from the larger investment banks. The Company has employed personnel who have had substantial experience with larger firms who initiate, negotiate and place much needed capital to these smaller and medium sized companies from institutions and retail sources.

The Company’s New York office engages in institutional trading utilizing experienced securities licensed professionals who both support its investment banking operations and provide institutional clients with trading and execution services.

Approximately 12% and 6% of the Company’s revenue for the years ended December 31, 2009 and 2008, respectively, were derived from these services.

Investment Advisory Services

The Company offers fee-based investment advisory services to its customers, independent registered investment advisors and unaffiliated broker dealers through its wholly owned subsidiaries, Empire Investment Advisors, Inc. ("EIA" d/b/a Jesup & Lamont Advisors) and JLSC. EIA and JLSC are registered as investment advisors in all 50 states under the Investment Company Act of 1940. These services are delivered through a platform that uses a variety of independent third party providers. The Company believes these services enable more comprehensive relationships with its customers. The investment advisory services the Company provides include:

•	Investment portfolio planning with recommendations on asset allocations on customers’ risk tolerances and long term needs;

•	Recommendations and separate account management and mutual fund research and due diligence;

•	Portfolio performance review and reallocation; and

•	All-inclusive wrap accounts for registered investment advisors

These services are provided for an all-inclusive fee based on assets under management.

The Company’s investment advisory services provide a competitive advantage to capital markets. The independent registered representatives and employee representatives can offer the product and services of EIA (d/b/a/ Jesup & Lamont Advisors) and JLSC to their retail clients upon affiliating with EIA (d/b/a/ Jesup & Lamont Advisors) and JLSC allowing them to compete with bank and trust companies in offering investment advisory services to high net worth clients.

Less than 5% of the Company’s revenue for the years ended December 31, 2009 and 2008, respectively, were derived from these services.  These revenues are included in the revenues of fees earned from retail customer business.

Competition

The market for brokerage services is extremely competitive with many large national firms and numerous smaller regional and local firms providing services. This competition is expected to continue to grow in the future. Many competitors are significantly larger and can advertise and promote their services in ways that are closed to the Company. The Company believes that the major competitive factors for brokerage services include cost, service, and quality, ease of use and customer satisfaction.

The Company provides market making and execution services for equity securities to unaffiliated broker dealers. The market for these services is rapidly evolving and intensely competitive. The Company expects competition to continue to intensify in the future. The Company competes primarily with wholesale, national and regional broker dealers and trade execution firms, as well as electronic communications networks, which provide a direct trading venue to institutional and retail investors. The Company competes primarily on the basis of execution quality, customer service and technology.

In investment banking the Company competes primarily with larger regional and national firms who offer similar services, but sometimes on a larger scale.

Technology

The Company believes the use of traditional and proprietary systems and software allows it to maintain low fixed processing and labor costs in the retail and market making businesses. The Company utilizes direct and Internet-based order systems that link the retail, broker dealer and institutional customers to the back office and market making services. The Company systems allow processing and reconciling transactions more effectively by maximizing the use of execution and clearing services in trade orders received.

The Company utilizes third party technology vendors, employees, and local consultants to support technology efforts. The Company continually evaluates technology systems and will either outsource software or technology development or use third party packages when it is deemed more cost effective than building the technology.

Government Regulation

Broker Dealer Regulation

The securities industry is subject to extensive regulation under federal and state law. The Securities and Exchange Commission ("SEC") is the federal agency responsible for administering the federal securities laws. In general, broker dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The Company’s subsidiaries, EFG and JLSC, are broker dealers registered with the SEC. Under the Exchange Act, every registered broker dealer that does business with the public is required to be a member of and is subject to the rules of the Financial Industry Regulatory Authority ("FINRA"). Securities professionals associated with a broker-dealer also are subject to registration and supervision by FINRA. FINRA has established conduct rules for all securities transactions among broker dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. FINRA conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. FINRA administers qualification testing for all securities principals and registered representatives in accordance with its rules and on behalf of the state securities authorities which apply the same or additional examination requirements.

The Company is also subject to regulation under state law. JLSC is registered as a broker-dealer in all 50 states and in Puerto Rico. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. This amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction, from sanctioning these broker-dealers for engaging in misconduct or from supervising associated persons that operate within a state.

Net Capital Requirements and Liquidity

As a registered broker-dealer and members of FINRA, JLSC is, and EFG was, subject to the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing security positions conservatively. Among these deductions are adjustments which reflect the possibility of a decline in the market value of securities prior to disposition.

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

On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008.  Accordingly, EFG withdrew its membership with FINRA and immediately ceased conducting regulated business.  See Note 21 to the financial statements for further details.

JLSC is a member of the Securities Investor Protection Corporation which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

Investment Company Act

The Company subsidiaries, EIA (d/b/a Jesup & Lamont Advisors) and JLSC are registered with the SEC as investment advisors under the Investment Company Act of 1940. EIA and JLSC must comply with rules that govern the way they conduct their business, including the information that must be given to clients, records that must be maintained, compliance procedures and ethical requirements that must be enforced, and terms that must be included in advisory agreements. As investment advisors, EIA and JLSC are fiduciaries for their clients, and must act with loyalty and care in the performance of their duties.

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
Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as other taxes and personal privacy is uncertain and may take years to resolve. Inasmuch as the Company services are available over the Internet in multiple states and foreign countries, and as the Company has numerous clients residing in these states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country.

Employees

As of December 31, 2009, the Company had 215 full-time employees of which 63 were retail  registered representatives, 38 were institutional fixed income registered representatives, 49 registered representatives provided order execution, market making services and research to the institutional client base, 20 provided investment banking and advisory services, 5 were in management, 23 provided operation and client support for it’s retail, institutional and order execution services businesses, 7 provided accounting and administrative services, 6 provided compliance and legal services, and 4 provided information technology and facilities services.  We also supported a network of 11 independently owned offices or OSJ's (Office of Supervisory Jurisdiction) with a total of 43 independent contractors. The independent contractors provide retail services to our customers. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee and independent contractor relations to be good.

Our Company

Jesup & Lamont, Inc. is organized as a corporation under the laws of the State of Florida and serves as the parent of Empire Financial Group, Inc., Empire Investment Advisors, Inc., and Jesup & Lamont Securities Corporation. The Company’s principal executive offices are located at 650 Fifth Avenue, 3rd Floor, New York, NY 10019. Our shares are listed on the NYSE Amex, quoted under the symbol "JLI," and began trading in April of 2002. Our Web site is located at www.jesuplamont.com. Information contained in or connected to our Web sites are not a part of this report.

The Company’s periodic filings are available on the Company Web site. Hard copies of the Company’s periodic filings can be requested directly in writing (Attn: Investor Relations). The Company will provide free of charge it’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, proxy statements and/or reports filed by officers and directors with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act. These reports are also available on the Securities Exchange Commission website at www.sec.gov by searching the EDGAR database for the Company's filings under the name "Jesup & Lamont, Inc.". You may also read and copy, for a copying fee, the Company’s filed reports at the SEC’s Public Reading Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room.

ITEM 1A.  RISK FACTORS

The Company faces a number of risks that may adversely affect the business, financial condition and operating results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect business, financial condition and/or operating results.

•
THE EXISTENCE AND TERMS OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE PREFERRED STOCK, STOCK SUBSCRIBED AND CONVERTIBLE DEBT IMPAIRS THE COMPANY’S ABILITY TO RAISE CAPITAL THROUGH SUBSEQUENT DEBT OR EQUITY OFFERINGS AND COULD IMPAIR ABILITY TO OBTAIN ANY FINANCING ON FAVORABLE TERMS.

The existence and the terms of outstanding options, warrants, convertible preferred stock, stock subscribed and convertible debt may adversely affect the terms at which the Company can obtain capital through additional equity financings. In addition, the terms of the Company’s convertible debt impose restrictions on its ability to obtain capital through debt financing. The holders of the options, warrants and convertible preferred stock have the opportunity to profit from a rise in the value or market price of the Company common stock and to exercise or convert them at a time when the Company could obtain equity capital on more favorable terms than those contained in these securities. The existence of these securities impairs the Company ability to raise capital through subsequent equity and debt offerings.

•	FAILURE OF SECURITIES BROKERAGE SUBSIDIARIES TO MAINTAIN REQUIRED MINIMUM NET CAPITAL MAY SUBJECT THEM TO FINES, PENALTIES AND OTHER SANCTIONS INCLUDING SUSPENSION OR EXPULSION AS BROKER-DEALERS.

The Company’s active securities brokerage subsidiary, JLSC, is subject to SEC Uniform Net Capital Rule 15c3-l, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

Failure to maintain the required net capital may subject JLSC to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and ultimately could require JLSC's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the Firm's net capital below a certain level.

At December 31, 2009, EFG had withdrawn its membership with FINRA and is currently not conducting business. See Note 24 to the financial statements.  At December 31, 2009, JLSC reported net capital of $614,413, which was $280,283 above the minimum required net capital of $334,130.

•	FAILURE TO MAINTAIN NYSE AMEX LISTING.

The Company cannot assure you that it will be able to continue to satisfy the requirements necessary to remain listed on the NYSE Amex or that the NYSE Amex will change its rules or that the NYSE Amex will not take additional actions to delist  the Company’s common stock. If for any reason, the Company’s stock were to be delisted from the NYSE Amex, the Company may not be able to list its common stock on another national exchange or market. If the Company’s common stock is not listed on a national exchange or market, the trading market for the Company’s common stock may become illiquid. Upon any such delisting, the Company’s common stock could become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. As a result of these requirements, if the Company common stock were to become subject to the penny stock rules, it is likely that the price of the Company common stock would decline and that the Company’s stockholders would find it more difficult to sell their shares.

•	THE COMPANY IS AT COMPETITIVE DISADVANTAGES TO A NUMBER OF COMPANIES.

The Company competitors generally have greater marketing, financial and technical resources. These competitors can offer a wider range of services and financial products than the Company can. The Company competitors also have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. The Company expects that new competitors or alliances among competitors will emerge and may acquire significant market share. The Company cannot operate successfully, and may not be able to continue to operate, unless the Company can overcome these competitive disadvantages.

•
THE OCCURRENCE OF LOSSES NOT REFLECTED ON THE STATEMENT OF FINANCIAL CONDITION COULD REDUCE THE COMPANY’S OPERATING RESULTS AND IMPAIR THE COMPANY’S LIQUIDITY WITHOUT ADEQUATE PRIOR NOTICE TO INVESTORS.

Customer transactions are cleared through the Company’s clearing brokers on a fully disclosed basis. In the event that customers default in payments of funds or delivery of securities, the clearing brokers may charge the Company for any loss incurred in satisfying the customer's obligations. Additional credit risk may occur if the clearing brokers do not fulfill their obligations. Though the Company regularly monitors the activity in customer accounts for compliance with margin requirements, rapid change in market value or lack of liquidity for securities held in margin accounts could impose losses. In addition, the Company has sold securities which are not currently owned and therefore will be obligated to purchase the securities at a future date. The Company has recorded these obligations in its financial statements at December 31, 2009 at the market values of the securities and may incur a loss if the market value increases subsequent to December 31, 2009. The occurrence of these off balance sheet losses could impair the Company’s liquidity and force reduction or curtailment of its business operations.

•	CONCENTRATIONS OF CREDIT RISK INCREASE THE RISK OF MATERIAL HARM FROM DEFAULTS.

The Company is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to counter-party risk. The risk of default depends on the creditworthiness of the counterparty. In addition, the Company is subject to issuer default, such issuer risk depends on the creditworthiness of the issuer.

It is the Company’s policy to review, as necessary, the credit standing of each counterparty and issuer.

The Company’s cash in bank accounts, at times, exceeds the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $250,000.  The Company has not experienced any previous losses due to this policy. The concentration of these credit risks increases the magnitude of the harm the Company would suffer in the event of default.

•	POTENTIAL LOSSES OR SANCTIONS AS A RESULT OF EMPLOYEE MISCONDUCT.

Employee misconduct could result in regulatory sanctions and unanticipated costs to the Company. Because the Company’s business involves handling cash and marketable securities on behalf of customers, employee misconduct could result in unknown and unmanaged risks or losses. Misconduct by employees could also include binding the Company to transactions that exceed authorized limits or present unacceptable risks or unauthorized or unsuccessful activities. To limit these risks the Company has obtained insurance products which cover up to certain limits acts of errors and omissions or employee misconduct.

If losses related to employee misconduct exceeded such insurance products, they could materially reduce the Company income and impair its liquidity

•	MARKET PRICE FLUCTUATIONS COULD RESULT IN LOST REVENUES TO THE COMPANY AND ADVERSELY AFFECT PROFITABILITY.

The Company order execution services involve the purchase and sale of securities predominantly as principal, instead of buying and selling securities as an agent or as a riskless principal for its customers. As a result, the Company is subject to principal risk which may require the Company to buy or sell securities at market prices which could result in lost revenues and adversely affect profitability and impair its liquidity.

•	TERMINATION OF BUSINESS RELATIONSHIPS BY THE COMPANY NETWORK OF INDEPENDENT REGISTERED REPRESENTATIVES.

The Company currently conducts a portion of its business through the hiring and retention of independent registered representatives.  Such independent registered representatives could terminate their relationship with the Company on little or no notice and could associate with another broker-dealer. The independent registered representatives can transfer their client accounts which could adversely affect the Company revenues.

•	REGULATORY AND LEGAL UNCERTAINTIES COULD HARM THE COMPANY BUSINESS

The financial services industry in the United States is subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Broker-dealers and financial services firms are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of their officers, supervisors and registered employees. The Company operations, liquidity and profitability may be directly affected by, among other things, additional legislation or regulation; changes in rules promulgated by the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA and other regulatory bodies or SROs; and changes in the interpretation or enforcement of existing laws, regulations and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant, broker-dealer or financial clearing merchant, and/or their officers, supervisors or registered employees. The Company ability to comply with applicable laws, regulations and rules is largely dependent on its internal systems to ensure compliance, as well as the Company’s ability to attract and retain qualified compliance personnel. The Company is currently the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to alleged noncompliance.

Various regulatory and enforcement agencies have been reviewing regulatory reporting obligations and best execution and trading practices as they relate to the financial services and capital markets industries. These reviews could result in enforcement actions or new regulations which could adversely affect the Company operations.

The SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA and other regulatory bodies and SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, FINRA enacted rules in November 2008 regarding the OTC Bulletin Board markets which require that all non-Nasdaq securities be subject to limit order protection. It is difficult to assess what the market structure implications will be from any such new regulations, but there could be significant technological and compliance costs associated with the obligations that derive from such new regulations.

Regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	FUTURE SALES OR THE POTENTIAL FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF THE COMPANY COMMON STOCK COULD CAUSE THE TRADING PRICE OF THE COMPANY’S COMMON STOCK TO DECLINE.

Sales of a substantial number of shares of the Company’s common stock in the public markets, or through PIPES (Private Investment in Public Equities) or the perception that these sales may occur, could cause the market price of the Company’s stock to decline and could materially impair the Company’s ability to raise future capital through the sale of additional equity securities. The Company has 32,548,715 shares of common stock issued and 32,024,597 outstanding at December 31, 2009 and an additional 21,484,430 shares of common stock underlying options, warrants, convertible securities, and common stock and warrants subscribed. The exercise or conversion of these securities and the sale of the underlying shares could depress the price of the Company common stock.

•	THE COMPANY MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE, WHICH COULD DEPRESS THE PRICE OF THE COMPANY’S STOCK.

The Company’s corporate charter authorizes it to issue shares of "blank check" preferred stock. The Company’s Board of Directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval.

•	THE COMPANY MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS DUE TO THE NATURE OF IT’S BUSINESS AND THEREFORE MAY FAIL TO MEET PROFITABILITY EXPECTATIONS.

The Company’s revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including fluctuating gains and losses in the Company’s trading income, turnover in the Company brokers, and the level of investment banking transactions completed by the Company and the level of fees received from those transactions. Accordingly, the Company’s operating results may fluctuate significantly in any particular quarter or year.

•	THE COMPANY MAY INCUR SIGNIFICANT LOSSES FROM TRADING AND INVESTMENT ACTIVITIES DUE TO MARKET FLUCTATIONS AND VOLATILITY.

The Company may maintain trading and investment positions in the equity markets as a market maker or as principal in fixed income transactions. To the extent that the Company owns securities, i.e., long positions, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that the Company has sold securities that it does not own, i.e., short positions, an upturn in those markets could expose the Company to potentially unlimited losses as it attempts to cover short positions by acquiring assets in a rising market.

The Company may from time to time have a trading strategy consisting of holding a long position in one security and a short position in another security from which the Company expects to earn revenues based on changes in the relative value of the two securities. If, however, the relative value of the two securities changes in a direction or manner that the Company did not anticipate or against which the Company is not hedged, the Company might realize a loss in those paired positions. In addition, the Company maintains trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

•	THE COMPANY BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL MARKETS.

Over the past eighteen months, the United States economy has retracted sharply and begun to stabilize as the United States government provided stimulus measures to the economy and reduced borrowing costs significantly as the country plunged into a recession.  Whereby the economy has been negatively impacted by a variety of factors including, but not limited to, significant asset quality issues in the securities industry. These issues have had an adverse effect on professional institutional investors as well as retail investors. The issues are complex and it is unsure when the issues surrounding the financial services industry will be resolved. Continued weakness in the financial services arena, a poor economic environment and weak consumer confidence could hurt the Company’s abilities to generate revenues.

As a securities broker-dealer, the Company’s business can be materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a downturn in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, the Company revenues are likely to decline and operations will be adversely affected.

•	THE COMPANY INVESTMENT BANKING REVENUES MAY DECLINE IN ADVERSE MARKET OR ECONOMIC CONDITIONS.

The Company investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which the Company participates and therefore may be adversely affected by any downturn in the securities markets. Additionally, downturn in market conditions may lead to a decline in the volume of transactions that the Company executes for its customers and, therefore, to a decline in the revenues the Company would otherwise receive from commissions and spreads. Should these adverse financial and economic conditions appear and persist for any extended period of time, the Company will incur a further decline in transactions and revenues that the Company receives from commissions and spreads.

•	THE COMPANY DEPENDS ON KEY EMPLOYEES AND THE LOSS OF THEIR SERVICES COULD HARM THE COMPANY BUSINESS.

The Company success is dependent in large part upon the services of several of its senior executives and key employees. The Company does not maintain and does not intend to obtain key man insurance on the life of any executive or key employee. If the Company’s senior executives or key employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, the revenues may be materially and adversely affected.

•	THE COMPANY’S RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE THE COMPANY EXPOSED TO UNIDENTIFIED RISKS OR AN UNANTICIPATED LEVEL OF RISK.

The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company cannot assure you that its policies and procedures will effectively and accurately record and verify this information.

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company results of operations and financial condition.

The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, and increases in the Company credit risk to customers as well as to third parties and increases in general systemic risk.

•	CREDIT RISK EXPOSES THE COMPANY TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties include:

•	trading counterparties;

•	customers;

•	clearing agents;

•	exchanges;

•	clearing houses; and

•	other financial intermediaries as well as issuers whose securities the Company holds.

These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

•	holding securities of third parties;

•
executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

•	extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to the Company could adversely affect its revenues and perhaps its ability to borrow in the credit markets.

•	INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT THE COMPANY’S REVENUES AND PROFITABILITY.

The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. The Company expects competition to continue and intensify in the future. Many of the Company’s competitors have significantly greater financial, technical, marketing and other resources than the Company does. Some of the Company competitors also offer a wider range of services and financial products than the Company does and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. The Company may not be able to compete effectively with current or future competitors and competitive pressures faced by the Company may harm its business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

JLI is a “smaller reporting company,” as defined by Regulation S-K, and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own and does not plan to own any real estate. All of the Company offices are leased and are listed below.

Location	Approx. Sq. Feet	Lease Expires
Corporate Headquarters, Sales, Investment Banking Office
650 Fifth Avenue, 3rd Floor, New York, NY 10019	19,020	Month to Month

Sales Offices
2170 West S.R. 434, Suite 100, Longwood, Florida 32779 (1)	6,500	3/31/2012
60 State St, 18th Floor, Boston Massachusetts 02109	7,000	6/30/2013
150 California Street, Suite 2100, San Francisco, California 94111	5,700	9/30/2011
2500 N. Military Trail, 1st Floor, Boca Raton, Florida 33431	5,000	8/31/2014
888 E. Las Olas Blvd, Suite 600, Ft. Lauderdale, Florida 33301	3,500	9/30/2012
325 5th Ave, Suite 103, Indialantic, Florida 32903	2,600	4/30/2014
1011 High Ridge Rd, Stamford, Connecticut 06905	1,500	12/31/2011
111 S. Wacker Dr, Chicago, Illinois 60606	3,700	06/30/2010
299 Cherry Hill Rd., Parsippany, New Jersey 07054	5,600	4/30/2015
5 Marine View Plaza, Suite 316, Hoboken, New Jersey 07030	2,500	9/30/2013
190 North Canon Dr., Suite 204, Beverly Hills, California 90210	1,800	11/30/2012

(1) Certain of the Company’s administrative and back office functions are performed at this location

In addition, the Company is still obligated on leases of the following offices which it has vacated as follows.

Location	Approx. Sq. Feet	Lease Expires
3 Mill Road, Suite 304, Wilmington, DE 19806	2,800	7/31/2010
399 Thornhall Street, Edison, NJ 08818	4,300	3/31/2011
EAB Plaza, Uniondale, New York	5,900	1/31/2011

Due to the large amounts of travel between the New York area and significant costs associated with overnight hotel rooms, the Company maintains an apartment for senior management traveling to New York at 418 Central Park West in New York City. The apartment is approximately 500 square feet with monthly rentals of $2,950.

As of December 31, 2009 JLSC also serviced 11 fully independent offices throughout The United States. The Company does not have any lease agreements or any direct financial commitments to these locations.

ITEM 3.  LEGAL PROCEEDINGS

The information under the heading “Regulatory and Legal Matters” contained in Note 20 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on the NYSE Amex (formerly, the American Stock Exchange) on April 9, 2002, and trades under the symbol "JLI". Set forth below is high and low price information for the common stock as reported on the NYSE Amex for each period presented.

MARKET PRICES

2008	HIGH SALES PRICE	LOW SALES PRICE
First Quarter	$1.20	$0.50
Second Quarter	1.60	0.44
Third Quarter	1.20	0.82
Fourth Quarter	0.95	0.26

2009	HIGH SALES PRICE	LOW SALES PRICE
First Quarter	$0.71	$0.27
Second Quarter	0.43	0.26
Third Quarter	0.74	0.29
Fourth Quarter	0.67	0.40

As of February 26, 2010, there were approximately 700 stockholders of record of the Company’s common stock.

DIVIDEND INFORMATION.

The Company did not pay any dividends to its common stockholders in 2009 and the Company does not anticipate paying any dividends to its common stockholders in the foreseeable future. The Company intends to retain earnings to finance the development and expansion of the Company’s business. Payment of dividends to common stockholders in the future will be subject to the discretion of the Company board of directors and will depend on the Company’s ability to generate earnings, need for capital and its overall financial condition.

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

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which the Company equity securities are authorized for issuance.

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

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a “smaller reporting company,” as defined by Regulation S-K, and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

We were incorporated in Florida during February 2000. Our business is conducted through our wholly owned subsidiary, Jesup & Lamont Securities Corporation (JLSC). In 2010, the Company is transitioning its investment advisory and asset management services to Empire Investment Advisors (EIA) which will be doing business as Jesup & Lamont Advisors.  During the year ended December 31, 2009 the Company’s wholly owned subsidiaries, Empire Financial Group, Inc. (EFG) and EIA did not conduct business.

EFG was acquired by Jesup & Lamont Inc. (JLI) (formerly known as Empire Financial Holding Company) in 2000. On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule.  See Note 24 to the financial statements for further details.  On November 10, 2006, effective as of November 1, 2006, the Company acquired JLSC. Effective January 2, 2008, the Company changed the name of Empire Financial Holding Company to Jesup & Lamont, Inc. accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

JLSC is our financial brokerage services subsidiary providing brokerage services to full service retail and institutional customers. We provide employees and independent registered representatives and advisors back office, clearance, compliance, accounting and administrative services. We provide retail customers access to useful financial products and services through our website, by telephone and electronic systems. Our customers may, upon request, also receive advice from our brokers regarding equities, fixed income products, mutual funds and fixed and variable insurance products. We also provide securities execution and market making services to both institutional and retail customers.  Execution services involve buying or selling securities in a stock market and providing such filled orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as riskless principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold.  Market price fluctuations could result in reduced revenues or trading losses which could adversely affect the Company’s profitability.

The Company’s equity market making activities involves the purchase or sale of securities acting as a principal to the transaction instead of buying and selling securities as an agent or riskless principal for its customers.  For additional information please see EQUITY MARKET MAKING TRADING REVENUES.

Additionally we offer fee-based investment advisory services to our retail customers, and independent registered investment advisors. These services are web-based and are delivered through a platform that combines a variety of independent third party providers.

Services include access to separate account money managers, managed mutual fund portfolios, asset allocation tools, separate account manager and mutual fund research, due diligence and quarterly performance reviews. We charge the customer an all-inclusive fee for these services, which is based on the customer’s assets under management. As of December 31, 2009, we earned fees of approximately $1.0 million based upon a monthly average of $240 million of assets under management.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage industry. Our consolidated balance sheet is not separated into current and non-current assets and liabilities. Certain financial assets, such as marketable and non-marketable securities are carried at fair market value on our consolidated statements of financial condition while other assets are carried at historical cost.

INCOME TAXES

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

ACCOUNTING FOR CONTINGENCIES

We accrue for contingencies in accordance with Generally Accepted Accounting Principles (“GAAP”) when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Management performs an annual impairment analysis to determine the fair value of goodwill based upon the fair value of its business reporting unit.  The fair value of the Company’s only business reporting unit is determined using a variety of business valuation methods, including a discounted cash flow analysis, giving careful consideration to the quality or degree of reliability of the valuation assumptions used.  Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and potential goodwill impairment.

If we subsequently determine our goodwill and other intangible assets have been impaired, we may have to write off a portion or all of such goodwill and other intangible assets. If all goodwill and other intangible assets were written off, we would record a non cash loss approximating $17.4 million to operations and stockholders' equity.

Identifiable intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed annually, or more frequently if there are indications that the asset’s usefulness might have changed, to determine whether events and circumstances warrant a revision to the remaining period of amortization.

We performed an impairment test of our intangible assets as of December 31, 2009, and determined we had no impairment of intangible assets at that date.  We have determined we have one reporting unit for the test of impairment.  Summary information from our impairment tests is set forth in the following table.

			December 31, 2009
Reporting Unit	Carrying Value	Estimated Fair Value	Excess Estimated Fair Value Over Carrying Value	Percent Excess Value
JLSC	$17,711,508	$25,911,000	$8,199,492	45%

The principal assumptions used in forecasting future cash flows are outlined below:

	2010	2011	2012	2013	2014	2015
Nominal revenue growth rate*	30.0%	7.9%	8.0%	8.5%	9.2%	7.5%
Direct costs - variable	61.0%	61.0%	61.0%	61.0%	61.0%	61.0%
Direct costs – fixed ($000s)	$10,617	$10,872	$11,133	$11,400	$11,674	$11,964
Operating expenses - variable	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Operating expenses ($000’s)	$5,160	$5,283	$5,410	$5,540	$5,673	$5,809

	2016	2017	2018	2019	Residual
Nominal revenue growth rate	6.2%	5.3%	4.5%	4.0%	3.4%
Direct costs - variable	61.0%	61.0%	61.0%	61.0%	61.0%
Direct costs – fixed ($000s)	$12,241	$12,535	$12,836	$13,144	$13,459
Operating expenses - variable	5.0%	5.0%	5.0%	5.0%	5.0%
Operating expenses ($000’s)	$5,948	$6,091	$6,238	$6,387	$6,541

* the Nominal revenue growth rate includes an inflation factor of 2.4% each year and for the residual period.

Basis used to develop forecasts
Years that cash flow is projected	10
Derivation of residual value at end of projection period	Gordon growth model applied to the last year of projection period
Weighted average cost of capital	14.9%

As part of our impairment tests, we performed sensitivity analyses with our principal assumptions. The impact on our estimated fair values of a 1% change in our principal assumptions approximated the following:

Principal Assumption	Range of Impact
Nominal revenue growth rates	$850,000 -	$950,000
Direct Costs	$3,550,000 -	$3,800,000
Operating Expenses	$3,550,000 -	$3,800,000
Derivation of Residual Value at End of Period	$1,300,000 -	$1,500,000
Weighted average cost of capital	$3,500,000 -	$3,700,000

FAIR VALUE

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

The Company has no Level 2 Assets at December 31, 2009 or 2008.  The Company had no material changes in its valuation techniques for the years ended December 31, 2009 and 2008.

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

DEFERRED TAX ASSETS AND VALUATION ALLOWANCE

The Company has recorded net deferred tax assets of $2,117,000, due primarily to net operating loss carryforwards of $38,600,000, expiring in years 2022 through 2030.  The discounted cash flow analysis used in the impairment test indicates that the Company will generate future profits that will allow the Company to utilize its NOLs.  The schedule set forth below summarizes by year of expiration the amount of operating loss carryforwards.

Operating Loss Carryforwards by Year of Expiration

Year	Amount
2010	$-
2011	-
2012	-
2013	-
2014	-
Thereafter	38,600,000
Total	$38,600,000

As stated above the Company’s net operating loss carryforwards expire in years 2022 through 2030.  The discounted cash flow analysis assumed total pretax income for the ten year period through December 31, 2018 of approximately $29 million.  Our net deferred tax asset recorded at December 31, 2009 totaled $2,117,000, which at the 40% income tax rate they were based upon, represents $5,292,500 of pre-tax income that would need to be earned to realize the deferred tax benefit which represents less than 20% of the projected income. Based on this, management believes that it is more likely than not that the deferred tax asset will be realized.  If our combined future taxable income through approximately 2030 does not equal at least $5,292,500, our net recorded deferred tax asset would be reduced accordingly.

EXPENSE RECOGNITION OF EMPLOYEE STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of ASC 718 “Compensation – Stock Compensation” formerly SFAS No. 123(R).  Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, ASC 718 requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

	2009	2008
Risk free interest rate:	0.2 to 2.7%	0.3 to 1.6%
Volatility:	58% - 112%	58% - 119%
Dividend rate:	None	None
Expected life:	1 – 5 years	1 – 5 years

CUSTOMER CLAIMS, LITIGATION AND REGULATORY MATTERS

A former employee has filed a claim against the Company in the amount of $5 million alleging employee discrimination.  The Company intends to defend this claim vigorously and in the opinion of management, based on its discussions with legal counsel, the outcome of this claim will not result in a material adverse affect on the financial position or results of operations of the Company or its subsidiaries.

On November 12, 2008, EFG received notice from FINRA that an arbitration award had been awarded against EFG for $772,000 plus costs and fees of approximately $80,000.  On December 31, 2008, EKN and EFG entered into a settlement agreement which addressed the payment and satisfaction of the award.  EFG and EKN agreed that the terms of that settlement would remain confidential.  Such settlement agreement was amended in 2010, see Note 27 below.

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

SOURCES AND DESCRIPTION OF REVENUES

COMMISSIONS AND FEES.

Approximately 82% of our 2009 revenues and approximately 77% of our 2008 revenues consisted of commissions and fees. Commissions and fees include revenues generated from transactional fees charged to retail and institutional customers. Commissions and fees also include mutual fund transaction commissions and trailer fees, which are periodic fees paid by mutual funds as an incentive to keep assets invested with them over time. Transactional fees charged to retail and institutional customers are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Also included are commissions generated from our fixed income activities. Commissions were generated in municipal bond trading, corporate bond trading and certificate of deposit underwritings.

	For the Year Ended
	December 31			%
	2009	2008	Difference	Change
Commissions and fees	$30,543,894	$29,342,615	$1,201,279	4%
Less: Independent Sales Groups	$(2,578,624)	$(5,883,850)	$(3,305,226)	-56%
Commissions and fees, net	$27,965,270	$23,458,765	$4,506,505	19%

The Company has grown it’s core revenue of commissions and fees by 19% in  2009 as compared to 2008, primarily through permanent employees rather than by independent contractors.  This increase is due to the change in the mix of business away from independent contractors to permanent employees with a focus on fixed income and institutional equities.  During 2009 the Company generated in excess of $8 million in growth in institutional fixed income activities while also entering a new business activity of equity derivatives in October 2009 which earned commissions and fees of approximately $1 million.

EQUITY MARKET MAKING TRADING REVENUES.

Approximately 6% of our 2009 and 17% of our 2008 revenues consist of equity market-making trading revenues. Equity market-making trading revenues are generated from the difference between the prices we pay to buy securities and the price we are paid when we sell those securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. The Company’s equity market-making trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. We typically act as principal in these transactions and do not receive a fee or commission for providing order execution services.  Due to the Company growth in commissions and fees along with re-focusing of its business model the Company reduced its principal risk, whereby the Company decreased the number of stocks it is involved in making markets.

INVESTMENT BANKING.

Our investment banking business has been significantly impacted by the overall United States economy and the lack of ability by emerging companies to gain access to the capital markets.  We benefited from the sale of warrants earned from prior investment banking transactions which resulted in a gain on such warrants of $1,552,000 in 2009.  In addition, we earned cash and income from warrants valued from investment banking transactions in 2009 of approximately $470,000. Such revenue was approximately 12% and 6% of our 2009 and 2008 revenues, respectively.

DESCRIPTION OF OPERATING EXPENSES

EMPLOYEE COMPENSATION AND BENEFITS.

Employee compensation and benefits, which include salaries and wages, incentive compensation, stock compensation and related employee benefits and payroll taxes accounted for approximately 53% of our expenses during 2009 and approximately 42% of our expenses during 2008. Approximately 60% of our employees are compensated primarily on a performance basis. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating revenue.

COMMISSIONS, CLEARING AND EXECUTION COSTS.

Commissions and clearing and execution costs were $12,220,000 and $20,063,213 for the year ended December 31, 2009 and 2008, respectively.  This expense includes commissions paid to independent brokers, fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services.  The decrease in the costs was primarily due to the decrease in number of independent contractors associated with us, which was 43 and 252 as of December 31, 2009 and 2008, respectively.

	For the Year Ended
	December 31			%
	2009	2008	Difference	Change
Commissions, clearing and execution costs	$12,220,000	$20,063,213	$(7,843,213)	-39%
Less: Independent Sales Groups	$(2,193,332)	$(5,157,424)	$(2,964,092)	-57%
Commissions, clearing and execution costs, net	$10,026,668	$14,905,789	$(4,879,121)	-33%

In addition we have entered into a long term clearing arrangement in which the cost per transaction is less than previous clearing firms.

GENERAL AND ADMINISTRATIVE.

Our general and administrative expenses were $7,094,118 and $9,969,048 for the years ended December 31, 2009 and 2008, respectively.  These costs consist primarily of executive stock compensation, legal, accounting and other professional fees, software consulting fees, travel and entertainment expenses, insurance coverage, depreciation, occupancy expenses, and other similar operating expenses. These expenses accounted for approximately 15% and 19% of our expenses for 2009 and 2008, respectively.

COMMUNICATIONS AND DATA PROCESSING.

Our communications and data processing expenses were $732,288 and $898,428 for the years ended December 31, 2009 and 2008, respectively.  Such costs consist primarily of telecommunication costs, network connectivity costs, connectivity costs between the offices, costs of software and hardware for infrastructure and facilities support. These expenses accounted for less than 5% of our expenses in both 2009 and 2008.

OTHER INCOME AND EXPENSES.

Other income and expenses include items which are not considered to be from operating activities due to there nature and/or infrequency. Included in this category are interest income and expense, gain on settlement with former officer, forgiveness of debt, abandonment of property and other expenses.

RESULTS OF OPERATIONS - DECEMBER 31, 2009 COMPARED WITH DECEMBER 31, 2008

The year ended December 31, 2009 was a re-building year for the Company. The Company completed its shut down of EFG in late 2008 and moved to transition remaining EFG personnel and their clients to JLSC.  In so doing, revenues were negatively affected,  however, the Company was in a position to reduce costs and to allocate capital more efficiently.  In addition, given the downturn in the economy, management focused on immediate cost reductions throughout the Company during the early part of 2009.  Meanwhile the Company entered into a relationship with a new clearing firm and became focused on utilizing that relationship for growing institutional fixed income activities that was commenced in 2008 and institutional equities activities which began in 2009.  This was our first step in a strategy of diversification from retail brokerage and equity market making.  During the first three months of 2009 the Company’s revenues hit a low of $6.5 million while the economy of the United States hit its low.  The stock markets in March 2009 hit its year’s low and began the recovery process as institutional investors began to see bargains in the markets and retail investors became comfortable that the stimulus provided by the United States government gave the economy a boost and the financial markets and the institutions that support those markets were no longer considered in dire straits.  The US stock markets then began to climb and ended the year with gains from the lows reached in March 2009.

As larger financial service firms struggled and in the process alienated quality revenue producers, the Company began to hire personnel to exploit the opportunity.  In re-building the Company’s retail network, the Company hired new registered representatives as employees versus independent contractors as had been the previous business model.  Because of the malaise in the financial markets in general and at large ‘supermarket’ firms in particular, the Company was able to attract a quality of personnel that was unavailable to the Company previously without having to pay the large guaranteed up-front advance payments that had come to be characteristic of the industry.  In moving to having retail brokers as employees rather than independent contractors provided the Company with higher margins on their fee and commission income in exchange for covering increased fixed overhead expenses.  The Company also continued to gain traction in the fixed income business and entered the institutional equities business to complement the Company’s institutional fixed income and retail business.  The Company focused on hiring institutional equity sales traders who had client relationships and hired research personnel to differentiate ourselves from our competitors.

Total revenues for the year ended December 31, 2009 decreased $975,241 or 3%, to $37,095,420 from $38,070,661 for the year ended December 31, 2008. Imbedded in these numbers was significant growth among the Company’s registered representatives.  Since the Company changed its focus and moved away from independent contractors in effect the Company has reduced the reliance on a low margin business line.  In addition the Company has reduced its reliance on outside revenue from Independent Sales groups.  The Company’s revenue, net of independent contractors and sales groups, has increased as shown in the table below.

	December 31			%
	2009	2008	Difference	Change
Revenues	$37,095,420	$38,070,661	$(975,241)	-3%
Less: Independent Contractors	$(8,048,343)	$(7,012,258)	$1,036,085	15%
Less: Independent Sales Groups	$(2,578,624)	$(5,883,850)	$(3,305,226)	-56%
Revenues, net	$26,468,453	$25,174,553	$1,293,900	5%

The Company’s revenue growth, net of independent contractors and sales groups was $1.3 million or 5%.  The breakdown of the mix of 2009 revenues between business lines is more balanced then a year ago  with no one business unit contributing more than 50% of the revenues.

Operating expenses in 2009 decreased $10,452,648, or approximately 20%, to $42,966,874 from $53,419,522 in 2008 as described in more detail below:

Commissions, clearing and execution costs in 2009 decreased $7,843,213, or approximately 39%, to $12,220,000 from $20,063,213 in 2008. This decrease was primarily due to the decrease in the commissions paid to independent contractors and independent sales groups, both of whom, on average, have higher percentage payouts in the industry than employees.  The following table compares these costs for 2009 and 2008, removing the payments to independent contractors and independent sales groups:

	December 31			%
	2009	2008	Difference	Change
Commissions, clearing and execution costs	$12,220,000	$20,063,213	$(7,843,213)	-39%
Less: Independent Contractors	$(5,719,634)	$(6,892,258)	$(1,172,624)	-17%
Less: Independent Sales Group	$(2,193,332)	$(5,157,424)	$(2,964,092)	-57%
Commissions, clearing and execution costs, net	$4,307,034	$8,013,531	$(3,706,497)	-46%

The remaining commissions, clearing and execution costs have decreased by $3.7 million or 46% versus prior year.  Such decrease is due to the shift of business from retail and equity market making to institutional business (fixed income and equities).  It is common in the industry that institutional trades will be larger in size and there will be fewer of them with higher commissions per trade versus retail.  Market making requires the Company to purchase or sell in small quantities which will lead to higher execution and settlement costs.

Employee compensation and benefits in 2009 increased $314,635, or less than 2%, to $22,803,468 from $22,488,833 in 2008. This increase was primarily due to the addition of branch managers in retail, salaried personnel for fixed income and institutional equities trading business lines and accelerated payouts for retail registered representative’s incentives. To partial offset these increases, 2009 included a charge for employee compensation of $177,417 for stock option expense required under GAAP as compared to $933,651 in 2008.

General and administrative and communication and data processing expenses decreased $2,807,070 or approximately 26%, to $7,826,406 from $10,867,476 in 2008. This decrease was primarily due to reduction in arbitration awards against the Company of $0.9 million, reduction in professional fees of $0.3 million and cost cutting efforts implemented in 2009 by management.  As a percentage of total expenses, general and administrative expenses were 19% and 20% for 2009 and 2008, respectively.

Other income (expenses) was ($1,319,589) in 2009 as compared to ($424,630) in 2008 an increase in net expense of ($894,959) or 183%.  The principal reasons for the increase in net expense is as follows:

In 2009, interest expense increased $277,328 or approximately 26% to $1,354,489 as compared to $1,077,161 in 2008. This was due mainly to higher average debt outstanding due to increased borrowings in 2008 and 2009 at higher interest rates.  See Note 8 for details of debt obligations.

In 2009, a former owner and officer of JLSC forgave indebtedness of $311,220 under a note payable.  This forgiveness was made under a legal agreement with such party to facilitate additional cost reductions.

For the year ended December 31, 2009, the Company abandoned the premises of two offices located in Delaware and New Jersey.  We have continued to accrue the obligations under the lease agreements on such office spaces.

In May 2008, we entered into settlement agreements with two former officers. The agreements included offsetting receivables owed to us totaling $675,297 against the note payable by the Company to the former officers totaling $861,105. As part of his settlement agreement, one of the former officers also received the rights to certain investment banking engagements and transferred 524,118 shares of JLI's common stock owned by him to JLI. We recorded the stock received as $733,765 of treasury stock valued at the closing market price ($1.40 per share) on the date we entered into the settlement agreement. The gain recognized on these transactions totaled $806,744 after deduction of $112,829 of accelerated discount amortization related to the canceled notes payable.

For the year ended December 31, 2009, we reported a net loss applicable to common stockholders of $(7,381,869), or ($0.24) per basic and diluted share, as compared to a net loss applicable to common stockholders of $(16,046,084), or ($0.82) per basic and diluted share for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $31,326,022 in total assets, of which, $3,941,951 or approximately 13% consisted of cash or assets readily convertible into cash, principally securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At December 31, 2009, we had liabilities due within one year totaling $13,801,368. Historically, we have financed our operating cash deficits from private placements of stock and debt offerings as discussed below.

During 2009 cash used by operations was $5,091,796 as compared to $11,480,946 cash used in 2008. The major uses of cash from operations for the year ended December 31, 2009 resulted from the net loss of $7,074,043, which was partially offset from non cash expenses related to depreciation, amortization of notes receivable from employees, abandonment of premises, deferred rent on new office space obtained in 2009 and issuance of stock to pay vendors which was offset by non-marketable securities received in investment banking transactions, forgiveness of indebtedness on a note to a former officer of the Company and changes in working capital totaling $1,982,247.

Net cash used by investing activities for 2009 was $3,002,024, related to a purchase of a certificate of deposit of $2,000,000 to increase capital in JLSC, purchases of furniture and equipment, net of sales, totaling $380,929 and issuances of notes receivable, net of payments, to newly hired personnel in the retail and institutional businesses totaling $632,935. Cash used by investing activities for 2008 was $947,033, related to cash paid for the purchases of furniture and equipment of $305,533, and issuances of notes receivable totaling $641,500.

Net cash provided by financing activities was $8,028,150 and $12,303,283 in 2009 and 2008, respectively.  During 2009 the Company raised additional debt of $5,500,000 from existing shareholders or debt holders.  In addition, we raised additional $3,550,000 for common stock subscriptions through PIPES (private investment in public equity).  Such amounts were utilized by the Company as cash infusions as equity capital or repayment of inter-company advances with its subsidiary, JLSC.  Of the total 7,327,796 common shares represented by these subscriptions, 4,027,697 were issued in 2009 with the remaining 3,300,099 shares to be issued in 2010.

During 2009, JLI entered into binding Subscription Agreements to sell an aggregate subscription amount of $3,550,000 to purchase a total of 7,305,548 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 2,257,024 shares of common stock. The shares of common stock were priced during the year at prices ranging from $0.31 to $0.55 per share, which were based upon the closing price on the subscription agreements. The warrants are exercisable after six months from the date of issue at prices ranging from $0.32 to $0.61 per share, subject to limited anti-dilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each of the four shares of Common Stock subscribed.

The above new investments were made by accredited investors and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof, and pursuant to the exemption provided by Regulation D. All the securities are restricted securities and will bear a restrictive legend and be subject to stop transfer restrictions. None of the shares of common stock included in and underlying the units will be issued until the shares have been approved for listing.

During 2008 we raised $2,000,000 and $6,038,106 from the sale of preferred stock and common stock respectively, and $2,894,996 from the subscription of common stock, and made payments of $1,994,137 against notes payable.

As of August 7, 2008, JLI entered into binding Subscription Agreements having an aggregate subscription amount of $175,000 to sell a total of 205,554 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 51,388 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants became exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited anti-dilution protection for capital changes and similar events. The subscribers received one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors.

In July 2008, JLI entered into binding Subscription Agreements aggregating $1,162,497 to sell a total of 1,096,695 shares of common stock, par value $0.01 per share at $1.06 per share, the closing price on July 11, 2008.

On June 12, 2008, JLI entered into binding Subscription Agreements aggregating $1,000,000 to sell a total of 969,696 shares of common stock, par value $0.01 per share, and five-year warrants to purchase a total of 242,424 shares of common stock. Each share of common stock was priced at $1.00 per share, the closing price on June 11, 2008. The warrants are exercisable after six months from the date of issue at a price of $1.20 per share, subject to limited anti-dilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each of the four shares of Common Stock subscribed. The Subscription Agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale. None of the shares of common stock were issued until the NYSE Amex approved their listing.

On May 13, 2008, JLI entered into binding Subscription Agreements aggregating $1,038,105 to sell a total of 1,219,363 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 304,841 shares of common stock. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008. The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events. The investors received one warrant, priced at $0.125 per warrant, for each four shares of Common Stock received. The agreements were entered into pursuant to a private placement to accredited investors. Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.

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

As of March 3, 2008, JLI entered into binding Subscription Agreements to sell $2,000,000 of units in a private placement to accredited investors. Each unit consists of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of our Common Stock, par value $0.01 per share. Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events. The warrants became exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events. The initial conversion price of the Series G Preferred Stock was $0.68 per share, the closing price of our common stock on March 3, 2008. The Subscription Agreements also includes JLI's agreement to register all shares of the common stock underlying the units. Pursuant to the terms of the transaction, we must pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-K, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date. None of the shares of common stock underlying the units will be issued until they have been approved for listing on the NYSE AMEX.

On March 19, 2008, effective as of January 29, 2008, Fifth Third Bank converted its credit line to a note payable. Under this note payable, 100% of EFG's and JLSC's stock is pledged as collateral. The note carries certain restrictions and requires pre-approval from Fifth Third Bank for certain events, including but not limited to, divesture of business assets. The note was further extended and converted to a demand note on July 2, 2009.  Principal is payable at $30,000 per month.  The note carries interest at the LIBOR rate plus 10% (currently 10.29%) which is payable monthly.

Our plan for future operations has several different aspects. In 2009, we have cut our overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked payout percentages to improve profit margin in our retail unit. In addition, we have taken several steps to increase revenues and/or reduce costs as outlined below:

•	expanding our trading capabilities by hiring experienced personnel in fixed income that serve both institutional and retail clients;
•	expanding our institutional trading activities by continuing to add quality research and sales personnel with existing institutional clients;
•	continuing to recruit quality registered representatives;
•	expanding our offering of financial products to our retail and institutional customer;
•	negotiating reductions from our clearing organizations in ticket charges and system charges

We have resolved several outstanding regulatory issues which has enabled us to focus on operating our business in full compliance with all applicable laws and regulations.

If our plans change, or our assumptions change or prove to be inaccurate, or if our available cash otherwise proves to be insufficient to implement our business plans, we may require additional financing through subsequent equity or debt financings. We cannot predict whether additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business may be jeopardized.

The Company has raised additional capital in early 2010 of $1,651,000 and is continuing its fund raising efforts.  As discussed in Note 27 the Company has entered into an agreement to merge with Tri-Artisan Partners LLC as part of this proposed transaction it is anticipated the Company will successfully raise a minimum of $8 million.

We have implemented many operating changes which are expected to benefit operations in the future. The more notable of these changes have been to reduce the Company’s equity market making business and continue growing the Company’s institutional efforts in fixed income and equities.

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

At December 31, 2009, JLSC reported net capital of $614,413, which was $280,283 in excess of the minimum net capital requirement.  The ratio of aggregate indebtedness to net capital was 8.15 to 1 for JLSC. We claim exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

OFF-BALANCE SHEET ARRANGEMENTS

Clearing Arrangements. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of our customer transactions, to our clearing brokers, who maintain our customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for our equity market making transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely.

Customer Claims, Litigation and Regulatory Matters. In the normal course of business, we have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our broker dealer activities, as an employer and as a result of other business activities.

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at December 31, 2009, in the amount of $170,892, at the market values of the securities and will incur a loss if the market value increases subsequent to December 31, 2009. Occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

Tabular Disclosure of Contractual Obligations

The table below presents the Company’s long-term debt obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our Statement of Financial Condition as of December 31, 2009.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	$16,447,330	$3,970,597	$10,463,672	$2,013,061	$-
Operating lease obligations	4,756,873	2,065,736	1,710,419	934,224	46,494

Total	$21,204,203	$6,036,333	$12,174,091	$2,947,285	$46,494

FACTORS AFFECTING OUR OPERATIONS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

For the year ending December 31, 2009, we had a net loss attributable to common stockholders of $7,381,869.

Our continued existence is dependent upon our ability to generate cash either from operations or from new financings. We will continue implementing our plan, which we believe will allow us to be profitable.

However, there is no assurance that we will be profitable or be able to generate cash from either operations or from issuance of additional debt or equity financings.  Consequently our plans for expansion may be hindered.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

We do not expect that the adoption of any recently issued but not yet effective accounting pronouncements would or will have any material effect on the Company’s present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

JLI is a “smaller reporting company,” as defined by Regulation S-K, and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission". Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

A review and evaluation of Jesup & Lamont’s Sarbanes-Oxley compliance standards was performed internally as of year-end 2009.  Based on this review and evaluation, management concluded that its disclosure controls were effective.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of March 26, 2010 are as follows:

		Director
Name	Age	Since	Position

Donald A. Wojnowski Jr.	50	2004	President and Director

Alan Weichselbaum	45	2008	Chief Executive Officer, Chief Financial Officer and Director

James B. Fellus	44		Chief Executive Officer of Jesup & Lamont Securities Corporation

William C. Holub	46		Chief Financial Officer of Jesup & Lamont Securities Corporation

Steven M. Rabinovici	57	2005	Chairman of the Board

John C. Rudy	67	2005	Director

Benjamin J. Douek	59	2008	Director

Mark A. Wilton	63	2009	Director

Donald A. Wojnowski Jr. is our President and a member of the Board of Directors. Mr. Wojnowski is also the President and Chief Executive Officer of our wholly-owned subsidiaries, EFG and EIA. Mr. Wojnowski was elected Chief Executive Officer in July of 2005 and has served as our President since June 2004. Prior to holding his current position, Mr. Wojnowski was our Vice President of Business Development, a position he held from September 1999 until February 2004. Mr. Wojnowski joined us in 1993.

Alan Weichselbaum became our Chief Financial Officer in February 2009 and subsequently appointed the Company’s Chief Executive Officer.  Mr. Weichselbaum has held multiple senior positions in the asset management and financial services industries. Since March 2006 he has served as a founder and managing member of Gimmel Partners L.P., a limited partnership that invests in US equities with a concentration in the small cap and micro cap sectors. From February 2001 until December 2005 he was an analyst and asset manager at Fulcrum Global Partners. Before that Mr. Weichselbaum worked at Gerard Klauer Mattison, Arbor Partners, NatWest Securities, Phillip Morris Capital Corporation and Price Waterhouse. He holds an MBA and is a CPA.

James B. Fellus was elected by the Board of Directors of JLI as Chief Executive Officer of JLSC on May 1, 2008.  Mr. Fellus joined Jesup & Lamont Securities Corp. in May 2008. Mr. Fellus has held various senior executive positions within the broker-dealer and financial services industry from 2004 until he joined the Company in 2008.  He was Senior Managing Director of Capital Markets for Sterne Agee, Inc., where he assisted in building their Fixed Income and Capital Markets business. Prior to that, from 2006 to 2008 he was Senior Managing Director of Fixed Income at Platinum Partner L.P., a hedge fund, where he established the Fixed Income Department. He also served as Senior Managing Director of Capital Markets at Advest, Inc. and Societe Generale Securities respectively.

William C. Holub was elected by the Board of Directors of JLI as Chief Financial Officer of JLSC effective November 2009.  Before that from September 2007 until October 2009, he was Chief Financial Officer of Louis Capital Markets LP, an institutional equities and options broker dealer.  Before that, from January 2006 until September 2007, he was Chief Financial Officer of Advanced Financial Applications, Inc.  Previous to then, from October 1995 until April 2005, he held various positions at Tullett Liberty Investment Corp. (now known as Tullett Prebon) of which his last position was as Chief Financial Officer – North America.  His previous experience includes work as an auditor with Ernst & Young LLP.  He graduated from Pace University with a BBA in Public Accounting.

Steven M. Rabinovici was elected Chairman of the Board in July 2005. Mr. Rabinovici has over 25 years experience as a senior executive in both the profit and non-profit sectors. From 1992 through 2004, Mr. Rabinovici was the chief executive officer of Complete Management Inc., a physician practice management company.

John C. Rudy serves as Chairman of the audit committee and also serves on the compensation and nominating committees. Mr. Rudy is the founder and principal of Beacon Business Services, Inc. in Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies since 1992. From August 1998 through April 2000 he served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly traded automobile dealership. From August 2005 until May 2007 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. From July 2005 to August 2008 Mr. Rudy served as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and from May 2005 to April 2008 he served as a director of Trey Resources, Inc., a publicly-traded software reseller. Mr. Rudy currently serves as Chief Financial Officer and member of the Board of Directors of Zunicom, Inc., a publicly traded company installing and maintaining business centers in hotels through a wholly owned subsidiary located in Toronto, Canada. Mr. Rudy qualifies as an "Audit Committee Financial Expert" as that term is defined under SEC regulations. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College, and has been a Certified Public Accountant in New York State since 1972.

Benjamin J. Douek serves as Chairman of the Company’s compensation committee and also serves on the audit and nominating committees. Mr. Douek has served on boards of directors, has been CEO, CFO or CRO of companies in a wide array of corporations providing financial services, crisis and turnaround management, consulting and diverse internet media services. Currently he is President of Reins Financial Group, a company he founded in 2009 that provides products to enable individuals to direct investment and management of their tax-deferred retirement funds in a wide range of asset classes.  Since 2006, Mr. Douek has served as a consultant to financial institutions engaged in general securities operations and wealth management; and advisor to two consumer goods companies.  From 2002 to 2005 he co-headed the New York office of Buccino & Associates, Inc., a consulting firm that specialized in restructuring and crisis management of companies with a diverse range of businesses.  Earlier in his career, he served as Executive Vice President and Director of Investment Banking and as a member of the Board of Directors and Management and Commitment Committees of Ladenburg Thalmann and Co. Inc.; as a Managing Director, head of a distressed asset group and member of the Fairness Committee of Bankers Trust Company; and as a Managing Director and Principal of Donaldson, Lufkin & Jenrette Securities Corporation.  He is a lawyer by training and practiced at Sullivan & Cromwell in New York.

Mark A. Wilton serves as the Chairman of the nominating committee and also serves on the compensation and audit committees.  He currently serves as the President and CEO of MarWil Investments GMBh – Co-KG, an international corporation that has owned and managed European commercial real estate since 1976.  Mr. Wilton also serves as the sole director of MarWil Investments USA, a company he founded in 1978 that owns, develops and manages residential income properties.  From 1978 to 1985, Mr. Wilton served as President and CEO of Marlind Inc., a general contracting and development company that he also founded.  Mr. Wilton has also held directorships with several banks.  From 1976 to 1980, Mr. Wilton was a director of Centennial Bank, from its organization through its bank certification.  From 2000 to 2008, Mr. Wilton was a director of Greater Bay Bank, the successor to Bay Bank of Commerce, for which he also served as a director from 1981 to 2000, from its organization and bank certification until its sale to Greater Bay Bank.  Greater Bay Bank was subsequently sold to Wells Fargo Bank in 2008.  Mr. Wilton is a graduate of the American College of Switzerland with a B.B.S. in both International Economics and International Business.

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

On February 11, 2008, the Company received notice from the NYSE Amex that it was not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the NYSE Amex Company Guide, which require that the Company must maintain a Board of Directors comprised of a majority of independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

The Company has filled vacancies on its Board of Directors and audit committee caused by the resignations of two independent directors during January, 2008, and has continued now to be in compliance with the NYSE Amex standards described above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2009. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

CODE OF ETHICS

We adopted a Code of Ethical Conduct, effective July 2004, which is applicable to all of our directors, executive officers, and employees, including our President and Chief Financial Officer. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. Our Code of Ethical Conduct has been filed with the SEC and is posted on our website at www.jesuplamont.com under the "Corporate Governance" section. We will also provide at no charge a copy of the Code of Ethical Conduct to any person upon written request addressed to our President, Donald Wojnowski, or Chief Executive Officer, Alan Weichselbaum, at our principal executive office, located at Jesup & Lamont, Inc., 650 5TH Ave. New York, NY 10019.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2009 and 2008 by our (i) principal executive officer, (ii) executive officers other than the principal executive officer, whose salaries for 2009 fiscal year as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) one additional individual for whom disclosure would have been provided within category (ii), except that the individual was not serving as an executive officer at the end of 2009 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executive Officers"). No other compensation was paid to any such officers, other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	YEAR	SALARY	Bonus and Commissions	Stock Awards	Option Awards	All Other Compensation	Total
Steven Rabinovici, Chairman	2009	$120,000	$-	$-	$-	$7,180	$127,180
	2008	120,000				5,464	125,464

Donald Wojnowski Jr. President, & Director (1)	2009	184,333	133,550	-	-	11,401	329,284
	2008	300,000	67,806	-	-	8,730	376,536

Alan Weichselbaum CEO, CFO & Secretary (2)	2009	218,750	-	-	-	-	218,750
	2008	-	-	-	-	-	-

James Fellus, Chief Executive Officer of JLSC (3)	2009	318,750	9,349	-	-	11,485	339,584
	2008	300,000	-	-	-	4,876	304,876

(1) Mr. Wojnowski was elected President in June 2004. The bonus amount for Mr. Wojnowski includes trading commissions of $133,550 and $67,806 for 2009 and 2008, respectively. All other compensation for Mr. Wojnowski consists of Company paid health care insurance.

(2) Mr. Weichselbaum was elected Chief Executive Officer, and Chief Financial Officer, and Secretary in 2009.

(3) Mr. Fellus was elected the Chief Executive Officer of JLSC in May 2008.  Other compensation for Mr. Fellus consists of Company paid health care insurance.

EMPLOYMENT AGREEMENTS

On September 21, 2007, the Company entered into an employment agreement with Donald A. Wojnowski. The employment agreement extends through May 31, 2010 and automatically renews on a monthly basis thereafter. Pursuant to his employment agreement, Donald A. Wojnowski was retained as President and his total compensation is $300,000 per year plus bonus, which may be correlated to trading income, and annual stock grant. The agreement calls for the Company to also provide health care, 401K and any other benefits that the Company may provide to its employees.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table includes certain information with respect to the value of all unexercised options previously awarded, stock that has not vested, and equity incentive plan awards to our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT YEAR-END
OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity incentive Plan Awards: Number of Securities underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shared, Units or Other Rights That Have Not Vested (#)
Donald A. Wojnowski	125,000			2.00	6/15/2013	64,844	29,180
	300,000			2.00	6/1/2015
Steven Rabinovici	200,000			2.00	5/30/2015
Alan Weichelsbaum	100,000			1.07	4/30/2013
James Fellus	-

(1) The un-exercisable options generally vest over a 2 - 3 year period from date of grant.

(2) The market value is based on $0.45 per share which was the closing price of the Company's stock on December 31, 2009. The unvested portion of stock awards vest from 1 - 3 years.

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2009. Except as listed below, no other compensation was paid to our Directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald A. Wojnowski, Jr.	-	-	-	-	-	-	-
John C. Rudy	39,500	-	65,208	-	-	-	104,708
Benjamin J. Douek	19,500	-	5,208	-	-	-	24,708
Alan Weichselbaum(2)	-	-	65,208	-	-	-	65,208
Mark A. Wilton	19,500	-	-	-	-	-	19,500
Steven Rabinovici	-	-	-	-	-	-	-

(1) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with GAAP, of outstanding stock options granted as part of the stock option plan.  The assumptions used in calculating these amounts, as well as a description of our stock option plan, are set forth in the Footnotes to our Financial Statements for the year ended December 31, 2009, of our Annual Report on Form 10-K. Compensation cost is generally recognized over the vesting period of the award.

(2) Mr. Weichselbaum became an employee of the Company in December 2008.

Our directors’ compensation plan through April 30, 2008 was as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES

Our voting securities on March 15, 2010 consisted of 33,163,330 shares of common stock, 32,639,212 of which were outstanding; 7,062 shares of Series C Preferred Stock, entitled to an aggregate of 353,100 votes; 719,825 shares of Series F Preferred Stock, entitled to an aggregate of 719,825 votes; and 1,688 shares of Series G Preferred Stock, entitled to an aggregate of 2,481,360 votes.

The following table lists, as of December 31, 2009, the number of shares of our Common Stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the U.S. Securities and Exchange Commission (“SEC”).  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of December 31, 2009.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class

Donald A. Wojnowski Jr. (3)	489,845	1.5%
Steven M. Rabinovici (9)	3,649,422	11.2%
John C. Rudy (4)	335,000	1.0%
Benjamin J. Douek (5)	200,000	0.6%
Alan Weichselbaum (6)	5,164,264	15.5%
Mark A. Wilton (7)	3,005,139	8.6%
James B. Fellus (8)	4,476,029	13.7%
EFH Partners, LLC (10)	3,449,422	10.7%
Wexus Capital	3,869,969	12.1%
Joab Capital (11)	4,476,029	13.7%
Steven A. Horowitz (12)	3,589,422	11.1%
Paul H. Brown (13)	3,665,564	10.4%
Legent Group LLC (14)	4,000,000	11.1%
Officers and Directors as a group (7 persons)	17,319,699	45.2%

(1)           The addresses of the persons named in this table are as follows: Donald A. Wojnowski, 2170 West State Road 434, Suite 100, Longwood, Florida 32779; Steven M. Rabinovici, Alan Weichselbaum, James B. Fellus, Wexus Capital and Joab Capital, c/o Jesup & Lamont, Inc., 650 Fifth Avenue, 3rd Floor, New York, New York 10019; John C. Rudy, 245 Main Street, Suite 2N, Matawan, NJ 07747; Benjamin J. Douek, 650 Fifth Ave., 17th Floor, New York, NY 10019; Mark A. Wilton, 1314 East Las Olas Boulevard, Suite 45, Fort Lauderdale, FL 33301; EFH Partners, LLC, c/o Morse Zelnick Rose & Lander, LLP, 405 Park Avenue, Suite 1401, New York, NY 10022; Steven A. Horowitz, 400 Garden City Plaza, Garden City, NY 11530; Paul H. Brown, Le Panorama AB, 57 Rue Grimaldi, MC 98000, Monaco; Daniel J. Barnett, 297 Asharoken Avenue, Northport, NY 11768; and Harvey McGrath, c/o Windels Marx Lane & Mittendorf LLP, 156 West 56th Street, New York, NY 10019.

(2)              A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from December 31, 2009 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from December 31, 2009 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options, warrants and convertible securities exercisable or convertible within 60 days from December 31, 2009 held by the named individual, divided by 32,024,597 outstanding shares on December 31, 2009 plus those shares underlying options, warrants and convertible securities exercisable or convertible within 60 days from December 31, 2009 held by the named individual or the group.

(3)              Mr. Wojnowski’s beneficial ownership includes shares underlying options that are currently exercisable to purchase 425,000 shares of our common stock at $2.00 per share.

(4)              Mr. Rudy’s beneficial ownership includes shares underlying options that are currently exercisable to purchase 50,000 shares of our common stock at $2.05 per share, 10,000 shares of our common stock at $2.82 per share, 75,000 shares of our common stock at $1.42 per share, 100,000 shares of our common stock at $1.07 per share and 100,000 shares of our common stock at $0.29 per share.

(5)              Mr. Douek’s beneficial ownership includes shares underlying options that are currently exercisable to purchase 100,000 shares of our common stock at $1.07 per share and 100,000 shares of our common stock at $0.29 per share.

(6)              Mr. Weichselbaum’s beneficial ownership includes the following securities: (a) 3,869,969 shares of our common stock owned by Wexus Capital LLC; (b) 484,848 shares of our common stock owned by Gimmel Partners LP; (c) shares underlying warrants that are currently exercisable to purchase 121,212 shares of our common stock at $1.20 per share owned by Gimmel Partners LP; and (d) shares underlying warrants that are currently exercisable to purchase 117,647 shares of our common stock at $0.55 per share, owned directly.  Mr. Weichselbaum disclaims beneficial ownership of securities owned by Gimmel Partners LP, except to the extent of his pecuniary interest therein, if any.

(7)              Mr. Wilton’s beneficial ownership includes the following securities: (a) shares underlying options that are currently exercisable to purchase 100,000 shares of our common stock at $0.29 per share; and (b) shares underlying warrants that are currently exercisable to purchase 397,878 shares of our common stock at $0.49 per share and 183,150 shares of our common stock at $0.34 per share.

(8)              Mr. Fellus’s beneficial ownership includes the following securities: (a) 4,354,817 shares of common stock owned by Joab Capital LLC; and (b) shares underlying warrants that are currently exercisable to purchase 121,212 shares of our common stock at $1.20 per share. Mr. Fellus disclaims beneficial ownership of securities owned by Joab Capital LLC, except to the extent of his pecuniary interest therein, if any.

(9)              Mr. Rabinovici’s beneficial ownership includes shares underlying options that are currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share. As one of two managing members of EFH Partners, LLC, jointly with Steven M. Horowitz, Mr. Rabinovici also has shares dispositive and voting power with respect to 3,189,422 shares of our common stock owned of record by EFH Partners, LLC, and shares dispositive power with respect to (a) warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share; and (b) warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share. Mr. Rabinovici disclaims beneficial ownership of any share beneficially owned by EFH Partners, LLC, except to the extent of his pecuniary interest in such shares.

(10)              Includes warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share and warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share. EFH Partners, LLC is an affiliated entity and a major shareholder. Steven M. Rabinovici, our Chairman, is one of its two managing members. Investment making authority for the EFH Partners, LLC is vested in Steven M. Rabinovici and Steven M. Horowitz, managing members. EFH Partners, LLC, purchased the stock in the ordinary course of business, and at the time of purchase of the stock to be resold, had no agreements or understandings directly or indirectly with any person to sell the stock.

(11)              Includes share underlying warrants that are currently exercisable to purchase 121,212 shares of our common stock at $1.20 per share.

(12)              Steven A. Horowitz, as one of two managing members of EFH Partners, LLC, jointly with Steven M. Rabinovici, shares dispositive and voting power with respect to 3,189,422 shares of our common stock owned of record by EFH Partners, LLC, and shares dispositive power with respect to (a) warrants currently exercisable to purchase 60,000 shares of our common stock at $1.50 per share; and (b) warrants currently exercisable to purchase 200,000 shares of our common stock at $2.00 per share. Mr. Horowitz, as a trustee of 3111 Broadway Reality Corp. Charitable Remainder Trust and ARF Trust, has dispositive power with respect to warrants, currently exercisable to purchase 100,000 shares of our common stock at $3.10 per share, beneficially owned by 3111 Broadway Reality Corp. Charitable Remainder Trust, and 40,000 shares of our common stock at $3.10 per share, beneficially owned by ARF Trust. Mr. Horowitz disclaims beneficial ownership of any shares beneficially owned by EFH Partners, LLC, 3111 Broadway Reality Corp. Charitable Remainder Trust and ARF Trust, except to the extent of his pecuniary interest in such shares.

(13)              Mr. Brown’s beneficial ownership includes the following securities: (a) 574,416 shares of our common stock owned by Sofisco Nominees Limited; (b) shares underlying warrants that are currently exercisable to purchase 287,208 shares of our common stock at $1.40 per share, owned by Sofisco Nominees Limited; (c) 844 shares of Series G Preferred Stock, currently convertible into 1,240,680 shares of our common stock, owned by Impala Nominees Limited; (d) shares underlying warrants that are currently exercisable to purchase 1,240,680 shares of our common stock at $0.816 per share, owned by Impala Nominees Limited; (e) 258,064 shares of our common stock owned by OIC Nominees Limited; and (f) shares underlying warrants that are currently exercisable to purchase 64,516 shares of our common stock at $0.61 per share, owned by OIC Nominees Limited. Mr. Brown, as the sole director of Sofisco Nominees Limited, Impala Nominees Limited and OIC Nominees Limited, has voting and investment authority with respect to securities owned by those entities, and therefore may be deemed to be the indirect beneficial owner of those securities. Mr. Brown disclaims beneficial ownership of securities owned by Sofisco Nominees Limited, Impala Nominees Limited and OIC Nominees Limited, except to the extent of his pecuniary interest therein, if any.

(14)              Includes shares underlying a convertible debenture, currently convertible into 4,000,000 shares of our common stock at an initial conversion price of $0.50 per share.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of the Company.

For information regarding securities authorized under our equity compensation plan, see Item 5, "Equity Compensation Plan Information".

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Note 25 to the Company’s consolidated financial statements contains a summary of related party transactions.

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

In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2009, disclosed in "Item 11 - Executive Compensation - Director Compensation" above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

We have retained Rosen Seymour Shapss Martin & Company, successor to Miller, Ellin & Company, LLP) to perform our annual audit, review our quarterly and annual SEC filings and prepare our tax returns.

AUDIT FEES.

The aggregate fees billed for professional services rendered by Rosen Seymour Shapss Martin & Company for the audit of our annual financial statements and for the review of our interim financial statements, which are included in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements were $356,377 and $276,907 for fiscal years 2009 and 2008, respectively.

AUDIT-RELATED FEES.

The aggregate fees billed for assurance and related services rendered by Rosen Seymour Shapss Martin & Company for consulting services on regulatory matters were $81,557 and $0 for fiscal years 2009 and 2008, respectively.

TAX FEES.

The aggregate fees billed for professional services rendered by Rosen Seymour Shapss Martin & Company for tax compliance, tax advice and tax planning were $60,645 and $63,853 for fiscal years ending 2009 and 2008, respectively.

ALL OTHER FEES.

There were no other fees billed by Rosen Seymour Shapss Martin & Company for products and services other than the above for fiscal years ending 2009 and 2008, respectively.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description of Exhibit

3(i)(a)	Articles of Incorporation (1)

3(i)(b)	Amendment to Articles of Incorporation effective January 2, 2008 (18)

3(ii)	Bylaws, as amended (2)

4.1	Form of Common Stock Certificate (1)

4.2	Articles of Amendment designating Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock dated May 19, 2005 (3)

4.3	Articles of Amendment designating Series F Convertible Preferred Stock dated March 13, 2007 (4)

4.4	Articles of Amendment designating Series G Convertible Preferred Stock, effective March 28, 2008 (13)

10.1	Amended and Restated 2000 Incentive Compensation Plan (5)

10.2	2007 Incentive Compensation Plan (6)

10.4+	Employment Agreement between the Company and Donald A. Wojnowski Jr. dated as of September 21, 2007(2)

10.5	Form of Indemnification Agreement between the Company and each of its Directors and executive officers(1)

10.6	Form of Securities Purchase Agreement dated as of March 10, 2006 (4)

10.7	Form of Warrant to be issued in connection with Securities Purchase Agreement dated as of March 10, 2006 (4)

10.8	Stock Purchase Agreement, dated September 14, 2006, among Empire Financial Holding Company, Jesup & Lamont Securities Corporation, and Jesup & Lamont Holding Corporation. (8)

10.9	Amendment No. 1 to Stock Purchase Agreement, dated November 10, 2006 (9)

10.10	Amendment No. 2 to Stock Purchase Agreement, dated November 10, 2007 (9)

10.11	Form of Securities Purchase Agreement dated March 6, 2007(10)

10.12	Form of Registration Rights Agreement dated March 6, 2007(10)

10.13	Form of Debenture issuable in connection with Securities Purchase Agreement dated March 6, 2007 (10)

10.14	Form of Warrant issuable in connection with Securities Purchase Agreement dated March 6, 2007 (10)

10.15	Form of Subscription Agreement dated August 20, 2007 (11)

10.16	Form of Warrant issuable in connection with Subscription Agreement dated August 20, 2007 (11)

10.17	Form of Subscription Agreement dated as of March 3, 2008 (12)

10.18	Form of Subscription Agreement dated as of April 9, 2008 (14)

10.19	Form of Amendment No.1 to Subscription Agreement dated as of April 9,2008 (14)

10.20	Form of Securities Purchase Agreement dated as of February 27, 2009 (15)

10.21	Form of Debenture issuable in connection with Securities Purchase Agreement dated as of February 27, 2009 (15)

10.22	Form of Subscription Agreement dated February 2009 (15)

10.23	Form of Warrant issuance in connection with Subscription Agreement dated February 2009 (15)

14.1	Code of Ethical Conduct(7)

21.1	Subsidiaries of the Company (13)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended *

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended *

32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 *

32.2	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 *

*               Filed herewith
+               Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibits filed with the Company's Registration Statement on Form S-1 Registration No. 333-86365.

(2)	Incorporated by reference from the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

(3)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed May 26, 2005.

(4)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 17, 2006.

(5)	Incorporated by reference from Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on August 1, 2006.

(6)	Incorporated by reference from Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on August 23, 2007.

(7)	Incorporated by reference from the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed September 19, 2006.

(9)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed November 16, 2006.

(10)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 13, 2007.

(11)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on August 24, 2007.

(12)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K/A filed on March 12, 2008.

(13)	Incorporated by reference from the exhibits filed with the Company's Annual Report on Form 10-KSB filed on March 31, 2008.

(14)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on April 15, 2008.

(15)	Incorporated by reference from the exhibits filed with the Company's Current Report on Form 8-K filed on March 5, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JESUP & LAMONT, INC.

Dated March 26, 2010	By:	/s/ Alan Weichselbaum
Alan Weichselbaum, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan Weichselbaum	Chief Executive Officer,	March 26, 2010
Alan Weichselbaum	Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Steven M. Rabinovici	Director	March 26, 2010
Steven M. Rabinovici

/s/ Donald A. Wojnowski Jr.	Director,	March 26, 2010
Donald A. Wojnowski Jr.

/s/ John C. Rudy	Director	March 26, 2010
John C. Rudy

/s/ Mark A. Wilton	Director	March 26, 2010
Mark A. Wilton

/s/ Benjamin J. Douek	Director	March 26, 2010
Benjamin J. Douek

JESUP & LAMONT, INC. AND SUBSIDIARIES
(FORMERLY EMPIRE FINANCIAL HOLDING COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jesup & Lamont, Inc. and Subsidiaries
(Formerly Empire Financial Holding Company)

We have audited the accompanying consolidated statement of financial condition of Jesup & Lamont, Inc. and subsidiaries (formerly Empire Financial Holding Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity , and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2009 and 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jesup & Lamont, Inc. and subsidiaries (formerly Empire Financial Holding Company) at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
March 26, 2010

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008

Assets

Cash and cash equivalents	$345,170	$410,840
Bank certificate of deposit	2,014,102	-
Marketable securities owned, at market value	23,288	37,027
Securities not readily marketable, at estimated fair value	946,080	531,265
Commissions and other receivables from clearing organizations	1,559,391	1,033,520
Other receivables	2,437,989	1,849,816
Securities borrowed under a secured demand note	225,000	-
Deposits at clearing organizations	1,312,294	655,359
Prepaid expenses and other assets	959,710	513,393
Notes receivable, net of allowance of $561,000	1,370,984	1,310,889
Deferred tax asset	2,117,000	2,117,000
Furniture and equipment, net	669,974	527,692
Goodwill	13,272,165	13,272,165
Intangible assets - customer lists and trademarks	4,072,875	4,143,601

Total assets	$31,326,022	$26,402,567

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	8,360,666	5,240,367
Due to clearing organizations	1,314,213	1,180,108
Accrued preferred stock dividends	753,394	445,568
Securities sold, but not yet purchased, at market value	170,892	170,603
Secured demand note payable	225,000	-
Notes payable	16,332,091	12,552,317

Total liabilities	27,156,256	19,588,963

Stockholders' equity
Convertible preferred stock, series C, F, and G $.01 par value, 1,000,000 shares authorized 728,575 issued and outstanding	$7,285	$7,902
Common stock, $.01 par value 100,000,000 shares authorized 32,548,715 shares issued and outstanding	325,487	223,978
Less: Treasury Stock	(733,765)	(733,765)
Capital stock subscribed	1,635,000	2,894,996
Additional paid-in capital	43,225,707	37,328,572
Accumulated deficit	(40,289,948)	(32,908,079)

Total stockholders' equity	4,169,766	6,813,604

Total liabilities and stockholders' equity	$31,326,022	$26,402,567

See accompanying notes to the consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008

Revenues
Commissions and fees	$30,543,894	$29,342,615
Equity market making trading revenues, net	2,231,211	6,369,618
Investment banking income	2,297,885	2,778,153
Net gain (loss) on securities received for banking services	2,022,430	(419,725)

	37,095,420	38,070,661

Expenses
Employee compensation and benefits	22,803,468	22,488,833
Commissions, clearing and execution costs	12,220,000	20,063,213
General and administrative	7,094,118	9,969,048
Communications and data processing	732,288	898,428

	42,849,874	53,419,522

Loss from operations	(5,754,454)	(15,348,861)

Other income (expenses)
Gain on settlement	-	806,744
Interest income	20,002	45,787
Forgiveness of indebtedness	311,220	-
Abandonment of premises	(292,230)	-
Interest expense	(1,354,489)	(1,077,161)
Other expense	(4,092)	(200,000)
	(1,319,589)	(424,630)

Net loss	(7,074,043)	(15,773,491)

Accrued preferred stock dividends	(307,826)	(272,593)

Loss applicable to common shareholders	$(7,381,869)	$(16,046,084)

Basic and diluted loss per share applicable to common shareholders:

Loss per share-basic	$(0.24)	$(0.82)

Loss per share diluted	$(0.24)	$(0.82)

Weighted average shares outstanding:
Basic	30,365,265	19,506,828

Diluted	30,365,265	19,506,828

See accompanying notes to the consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(7,074,043)	$(15,773,491)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	372,217	944,154
Unrealized loss on securities	69,106	450,497
Stock compensation expense	177,417	933,651
Allowance for notes receivable	561,000	-
Abandonment of premises	292,230	-
Deferred rent	127,534	14,136
Gain on settlement with former officer	-	(806,744)
Forgiveness of note payable	(311,220)	-
Non-marketable securities earned as income	(469,573)	-
Issuance of stock to pay legal expenses	330,000	180,000
Accrued interest income on certificate of deposit	(14,102)	-
(Increase) decrease in operating assets:
Commissions receivable from clearing organizations	(525,871)	638,808
Deposits at clearing organizations	(656,935)	3,522,478
Other receivables	(588,173)	(1,054,786)
Marketable trading account securities, net	(609)	5,389,859
Prepaid expenses and other assets	(446,317)	482,525
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	2,931,149	459,856
Payable to clearing organizations	134,105	(6,509,721)
Securities sold, not yet purchased	289	(352,168)

Total adjustments	1,982,247	4,292,545

Cash used by operating activities	(5,091,796)	(11,480,946)

Cash flows from investing activities
Purchases of certificate of deposit	(2,000,000)	-
Purchases of furniture and equipment	(472,391)	(305,533)
Sale of furniture and equipment	91,462	-
Repayment of notes receivable	513,020	-
Issuance of notes receivable	(1,134,115)	(641,500)

Total cash used by investing activities	(3,002,024)	(947,033)

Continued on next page

See accompanying notes to the consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
Cash flows from financing activities
Payments of notes payable	(1,131,992)	(1,994,136)
Proceeds from 9% convertible debenture	2,000,000	-
Proceeds from new loans	3,535,142	3,452,500
Proceeds from sale of preferred stock	-	2,000,000
Proceeds from common stock subscribed	3,550,000	2,894,996
Proceeds from sale of common stock		6,038,106
Proceeds from Clearing organization loan	75,000	-
Fees and commissions paid for sale of stock	-	(88,183)

Total cash provided by financing activities	8,028,150	12,303,283

Net increase (decrease) in cash and cash equivalents	(65,670)	(124,696)

Cash and cash equivalents at beginning of period	410,840	535,536

Cash and cash equivalents at end of period	$345,170	$410,840

Supplemental cash flow information:

Interest paid	$929,816	$851,362

Supplemental disclosures of non-cash investing and financing activities:

Converted debenture note to common stock	$450,000	-

Accrued preferred stock dividends, net of payments	$307,826	$272,593

Line of credit converted to note payable	-	$1,999,450

Note payable forgiven	$311,220	$861,105

Other assets offset against notes payable	-	$675,297

Securities borrowed under a secured demand note	$225,000	-

Secured demand note payable	$(225,000)	-

Issuance of note to pay liability	-	$50,640

Acquisition of treasury stock	-	$733,765

Issuance of stock to pay liability	$330,000	$170,000

Conversion of Series F preferred stock to common	$615	$385

Issuance of stock to pay preferred dividends	-	$52,965

Note interest forgiven by stockholders	$230,613	$-

See accompanying notes to the consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series C		Series F		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2007	7,062	$71	819,987	$8,199	-	$-	11,106,442	$111,065
Sale of common stock	-	-	-	-	-	-	8,959,301	89,593
Exercise of options on common stock	-	-	-	-	-	-	214,844	2,148
Issuance of subscribed stock	-	-	-	-	-	-	1,622,718	16,227

Exercise of warrants to common stock	-	-	-	-	-	-	38,568	386

Issuance of Series G preferred stock	-	-	-	-	1,688	17	-	-
Conversion of Series F preferred stock	-		(38,460)	(385)			38,460	385
Payment of dividends in stock	-	-	-	-	-	-	113,497	1,135
Stock compensation	-	-	-	-	-	-	-	-
Payment of fees with common stock	-	-	-	-	-	-	303,870	3,039
Payment of fees for sale of stock	-	-	-	-	-	-	-	-
Treasury shares received in connection with settlement with former officer	-	-	-	-	-	-	(524,118)	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

Balance at December 31, 2008	7,062	$71	781,527	$7,814	1,688	$17	21,873,582	$223,978

Sale of common stock	-	-	-	-	-	-	-	-
Issuance of subscribed stock	-	-	-	-	-	-	8,857,666	88,576
Conversion of Series F preferred stock to common stock	-	-	(61,702)	$(617)	-	-	302,618	3,026
Stock compensation	-	-	-	-	-	-	-	-
Payment of fees with common stock	-	-	-	-	-	-	802,447	8,024
Conversion of debenture to common stock	-	-	-	-	-	-	188,284	1,883
Note interest forgiven by stockholders	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

Balance at December 31, 2009	7,062	$71	719,825	$7,197	1,688	$17	32,024,597	$325,487

Continued on next page

See accompanying notes to the consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Additional		Less:
	paid-in	Stock	Treasury	Accumulated
	capital	subscriptions	Shares	deficit	Totals

Balance at December 31, 2007	$26,324,579	$2,000,000	-	$(16,861,995)	$11,581,919
Sale of common stock	5,948,512	2,894,996	-		8,933,101
Exercise of options on common stock	(2,148)	-	-	-	-
Issuance of subscribed stock	1,983,773	(2,000,000)	-	-	-

Exercise of warrants to common stock	(386)	-	-	-	-

Issuance of Series G preferred stock	1,999,983	-	-	-	2,000,000
Conversion of Series F preferred stock		-	-	-	-
Payment of dividends in stock	51,830	-	-	-	52,965
Stock compensation	933,651	-	-	-	933,651
Payment of fees with common stock	176,961	-	-	-	180,000
Payment of fees for sale of stock	(88,183)	-	-	-	(88,183)
Treasury shares received in connection with settlement with former officer	-	-	(733,765)		(733,765)
Preferred stock dividends	-	-	-	(272,593)	(272,593)
Net loss	-	-	-	(15,773,491)	(15,773,491)

Balance at December 31, 2008	$37,328,572	$2,894,996	$(733,765)	$(32,908,079)	$6,813,604

Sale of common stock	-	3,550,000	-	-	3,550,000
Issuance of subscribed stock	4,721,420	(4,809,996)	-	-	-
Conversion of Series F preferred stock to common stock	(2,409)	-	-	-	-
Stock compensation	177,418	-	-	-	177,418
Payment of fees with common stock	321,976	-	-	-	330,000
Conversion of debenture to common stock	448,117	-	-	-	450,000
Note interest forgiven by stockholders	230,613	-	-	-	230,613
Preferred stock dividends	-	-	-	(307,826)	(307,826)
Net loss	-	-	-	(7,074,043)	(7,074,043)

Balance at December 31, 2009	$43,225,707	$1,635,000	$(733,765)	$(40,289,948)	$4,169,766

See accompanying notes to the consolidated financial statements.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

JLSC is an introducing securities broker-dealer which provide brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives.  EIA and JLSC provide fee-based investment advisory services to their customers.  Until November 12, 2008, EFG was an introducing securities broker-dealer which provided brokerage and advisory services to retail and institutional customers and a trading platform, order execution services and market making services for domestic and international securities to its customers and network of independent registered representatives.  At that time EFG withdrew its membership in the Financial Industry Regulatory Authority (“FINRA”), an independent regulator for all securities firms conducting securities business in the United States, and ceased conducting business.

The Company's executive offices are located at 650 Fifth Ave., New York, NY with independent registered representatives throughout the United States.  JLSC's main offices are in New York City.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The Consolidated Financial Statements include the accounts of JLI and its operating and non-operating subsidiaries, all of which are wholly owned.  All intercompany balances and transactions have been eliminated.

SECURITIES TRANSACTIONS - Securities transactions and the related revenues and expenses are recorded on a trade date basis.

TRADING INCOME - Consists of net realized and net unrealized gains and losses on securities traded for the Company's own account.  Trading revenues are generated from the difference between the price paid to buy securities and the amount received from the sale of securities.  Significant security price fluctuations (volatility) in short periods of time, may result in trading gains or losses.  Gains or losses are recorded on a trade date basis.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

CASH AND CASH EQUIVALENTS consist of highly liquid investments that are readily convertible into cash.  We consider securities with original maturities of three months or less, when purchased, to be cash equivalents.  The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

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

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company’s Level 1 Assets which include marketable securities owned and our securities sold, but not yet purchased, are valued at fair value using quoted market prices in active markets for identical securities.  Gains or losses are recorded on a trade date basis and are included in the Company’s consolidated statements of operations in “Equity market making trading, revenue, net”.

The Company has no Level 2 Assets at December 31, 2009 or 2008.  The Company had no material changes in its valuation techniques for the years ended December 31, 2009 and 2008.

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

COMMISSIONS AND OTHER RECEIVABLES FROM CLEARING ORGANIZATIONS - Receivables from broker dealers and clearing organizations represent monies due to the Company from its clearing agents for transactions processed.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.  The reported amounts of goodwill are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for Goodwill and Other Intangible Assets is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill impairment

INCOME TAXES - The Company accounts for income taxes using the liability method in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Tax benefits or expenses are recognized based on the temporary differences between the tax basis and financial basis of its assets and liabilities.  Therefore deferred income tax assets and liabilities represent the tax effects differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the future tax benefits from deferred tax assets will not be realized.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company evaluates tax positions to determine whether the benefits of tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. For such tax positions, the Company recognizes the largest amount of the benefit that will likely be realized upon ultimate settlement.  The Company does not recognize any portion of the benefit in the financial statements related to tax positions that are not likely of being sustained upon audit..

USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss).  Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

RECLASSIFICATIONS - Certain prior year items have been reclassified to conform to the current period’s presentation.

3. SECURITIES BORROWED UNDER A SECURED DEMAND NOTE AND SECURED DEMAND NOTE PAYABLE

In August 2009, the Company entered into a $225,000 secured demand note with an employee in which the employee has pledged securities to the Company which fully collateralize the secured demand note payable.  As of December 31, 2009 such securities had an approximate value of $316,000.  The secured demand note matures on October 2, 2012 and accrues interest at 5% per annum to be paid quarterly.

4. MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Marketable securities owned and securities sold, but not yet purchased, are carried at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value in accordance with GAAP.  GAAP has established a framework for measuring fair value that is based on a hierarchy which prioritizes the inputs to valuation techniques according to the degree of objectivity necessary.  The fair value hierarchy of the inputs to valuation techniques used to measure fair value is divided into three broad levels of objectivity:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

•	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

•
Level 3 are unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

The following tables present the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2009 and 2008.

Fair Value Measurements

As of December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets

Marketable securities owned	$23,288	$-	$-	$23,288
Securities not readily marketable	-	-	946,080	946,080

Totals	$23,288	$-	$946,080	$969,368

Liabilities

Securities sold, but not yet purchased	$170,892	$-	$-	$170,892

Fair Value Measurements

As of December 31, 2008

	Level 1	Level 2	Level 3	Total

Assets

Marketable securities owned	$37,027	$-	$-	$37,027
Securities not readily marketable	-	-	531,265	531,265

Totals	$37,027	$-	$531,265	$568,292

Liabilities

Securities sold, but not yet purchased	$170,603	$-	$-	$170,603

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable (level 3) during the year ended December 31, 2009 and 2008.

Level 3 Financial Assets and Liabilities
Principle Transaction

Year Ended December 31,	Beginning Balance	Unrealized Gains and (Losses) Related to Assets Held at Year End	Purchases, Issuances, and Settlements	Ending Balance
2009
Assets

Marketable securities owned	$531,265	$(152,906)	$567,721	$946,080

2008
Assets

Marketable securities owned	$1,229,659	$(698,394)	$-	$531,265

5. SHARE BASED COMPENSATION

The Black-Scholes option valuation model is used to estimate the fair value of the options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  Options issued under the Company's option plan have characteristics that differ from traded options.  There were no stock options granted for the year ended December 31, 2009.  The principal assumptions used in applying the Black-Scholes model for options granted during the twelve months ending December 31, 2008 are outlined below.

The assumptions used were as follows:

	2009	2008
Expected dividend yield:	None	None
Risk free interest rate:	3.5%	3.5%
Expected life:	4 – 8 years	4 – 8 years
Expected volatility:	58% - 112%	58 - 119%

Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

During the year ended December 31, 2008, the Company granted 100,000 shares of common stock and options to acquire 625,000 shares of common stock, having exercise prices ranging from $1.03 to $1.50 per share, which had an aggregate fair value of $428,520.  The Company recorded compensation charges of $177,417 and $933,649 for the years ended December 31, 2009 and 2008, respectively, relating to the amortization of the fair value associated with the vesting of options and stock granted.  The Company will amortize the remaining values over the remaining vesting periods of the options and stock.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6. PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consists of the following:

			Estimated
	2009	2008	Useful Life

Equipment	$325,081	$290,418	5-7 years
Computers	1,409,581	1,198,215	5 years
Furniture and fixtures	519,929	436,620	7 years
Leasehold improvements	373,805	322,214	Life of lease
	2,628,396	2,247,467

Less accumulated depreciation	(1,958,422)	(1,719,775)

	$669,974	$527,692

Depreciation expense charged to operations was $293,475 in 2009 and $396,992 in 2008.

7. NOTES RECEIVABLE

The Company has made advances to certain registered representatives in various offices.  The resulting notes receivable balance at December 31, 2009 and 2008 was $1,370,984 and $1,310,889, respectively.  Some of these notes receivable are forgivable based on the employees attaining certain defined revenue production levels and/or being employed by the Company on a future date.  Of such amounts currently on the books, $765,583 is due from representatives no longer employed by the Company, of which $400,000 is due by one employee with a repayment date of January 12, 2019.  The Company has provided an allowance of $561,000 on notes receivable for the year ended December 31, 2009.  No allowance was provided in 2008.

8. INTANGIBLE ASSETS

At December 31, 2009 and 2008, intangible assets consisted of the following:

	December 31,
	2009	2008

Goodwill (indefinite useful life)	$13,272,165	$13,272,165

Trademarks (indefinite useful life)	$3,282,077	$3,282,077

Customer List (10 year life)	$1,157,266	$1,157,266

Less: accumulated amortization	(366,468)	(295,742)
Net Customer list	$790,798	$861,524

Amortization expense for intangible assets totaled $70,726 and $160,727 for the years ended December 31, 2009 and 2008, respectively.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The estimated annual aggregate amortization expense related to amortizable intangible assets for the five succeeding fiscal years is as follows:

Year ending December 31,	Amortization
2010	$115,727
2011	115,727
2012	115,727
2013	115,727
2014	115,727

We performed an impairment test of our intangible assets as of December 31, 2009, and determined we had no impairment of intangible assets at that date.  We have determined we have one reporting unit for the test of impairment.  Summary information from our impairment tests is set forth in the following table.

			December 31, 2009
Reporting Unit	Carrying Value	Estimated Fair Value	Excess Estimated Fair Value Over Carrying Value	Percent Excess Value
JLSC	$17,711,508	$25,911,000	$8,199,492	45%

The principal assumptions used in forecasting future cash flows are outlined below:

	2010	2011	2012	2013	2014	2015
Nominal revenue growth rate*	30.0%	7.9%	8.0%	8.5%	9.2%	7.5%
Direct costs - variable	61.0%	61.0%	61.0%	61.0%	61.0%	61.0%
Direct costs – fixed ($000s)	$10,617	$10,872	$11,133	$11,400	$11,674	$11,964
Operating expenses - variable	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Operating expenses ($000’s)	$5,160	$5,283	$5,410	$5,540	$5,673	$5,809

	2016	2017	2018	2019	Residual
Nominal revenue growth rate	6.2%	5.3%	4.5%	4.0%	3.4%
Direct costs - variable	61.0%	61.0%	61.0%	61.0%	61.0%
Direct costs – fixed ($000s)	$12,241	$12,535	$12,836	$13,144	$13,459
Operating expenses - variable	5.0%	5.0%	5.0%	5.0%	5.0%
Operating expenses ($000’s)	$5,948	$6,091	$6,238	$6,387	$6,541

* the Nominal revenue growth rate includes an inflation factor of 2.4% each year and for the residual period.

Bases used to develop forecasts
Years that cash flow is projected	10
Derivation of residual value at end of projection period	Gordon growth model applied to the last year of projection period
Weighted average cost of capital	14.9%

As part of our impairment tests, we performed sensitivity analyses with our principal assumptions. The impact on our estimated fair values of a 1% change in our principal assumptions approximated the following:

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Principal Assumption	Range of Impact
Nominal revenue growth rates	$850,000 -	$950,000
Direct Costs	$3,550,000 -	$3,800,000
Operating Expenses	$3,550,000 -	$3,800,000
Derivation of Residual Value at End of Period	$1,300,000 -	$1,500,000
Weighted average cost of capital	$3,500,000 -	$3,700,000

9. NOTES PAYABLE

Notes payable at December 31, 2009 and 2008, consisted of the following:

	2009	2008
• Convertible notes payable to investors, interest payable quarterly at an annual rate of 6.5%. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share.	$5,757,158	$6,207,158
• Unsecured note payable to a bank, interest payable monthly at an annual rate of 3.8%, with a maturity of May 28, 2010.	2,100,000	-
• Unsecured note payable to Legent Clearing LLC, interest at a base annual rate of 4.25% plus prime, with a maturity of November 3, 2018. Principal repaid at $55,000 per month (increased to $75,000 per month in January 2010)	1,697,997	2,000,000
• Convertible debenture payable to Legent Clearing, LLC at an annual rate of 9%. The note matures February 26, 2014, and is convertible into common stock at $0.50 per share.	2,000,000	-
• Unsecured notes payable to the stockholders of Jesup & Lamont Holding Corporation (former parent of JLSC). The notes accrues interest at an annual rate of 4.0%. Interest is payable annually, and the principal is payable at maturity on October 1, 2011.	1,327,675	1,638,895
• Note payable to bank at an annual rate of LIBOR plus 10% (currently 10.29%) due on demand with monthly principal payments of $30,000. Converted from a line of credit as explained in Note 9 below.	779,449	1,149,450
• Unsecured note payable with no interest currently charged to a shareholder was due December 3, 2009, and which has been amended subsequent to year end to become due in April 2011	900,000	-
• Short term note payable to a shareholder, with interest at an annual rate of 8%, originally due on April 2, 2009 but extended to December 31, 2009; has since become payable on demand	850,000	1,000,000
• Unsecured note payable, interest is payable quarterly at an annual rate of 10%, with a maturity of June 7, 2010.	265,000	-
• Unsecured note payable to a shareholder, principal and interest at an annual rate of 15%, due at maturity date of January 16, 2009; has since become payable on demand.	400,000	400,000

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

• Subordinated note payable to EFH Partners, a shareholder, with interest at an annual rate of 20%, originally payable at maturity on February 17, 2007. The note was extended to April 1, 2009 at a 4% annual interest rate and then modified to become due on demand and is subordinated to notes payable to banks.	222,500	222,500
• Unsecured note payable which accrues interest at an annual rate of 5%. Principal and interest payable on demand.	66,534	66,534
• Unsecured operating notes payable to various vendors at prevailing market rates. Due dates range from 2010 to 2013	81,017	45,863
Total principal payable	16,447,330	12,730,400
Less: unamortized discount on note to stockholders of Jesup & Lamont Holding Corporation	(115,239)	(178,083)
Total notes payable net of discount	$16,332,091	$12,552,317

The annual maturities of principal on the notes payable are as follows:

Year ending December 31	Principal	Interest
2010	$3,970,597	$965,506
2011	3,306,265	806,340
2012	7,157,407	702,972
2013	13,061	366,519
Thereafter	2,000,000	693,292

Total	$16,447,330	$3,534,629

Interest on these notes totaled $929,816 and $851,362 for the years ended December 31, 2009 and 2008, respectively.

10. NOTE PAYABLE TO BANK

On January 31, 2007, the Company obtained a $2 million credit line from Fifth Third Bank.  As part of that credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral.  At December 31, 2007 the Company had drawn $1,999,450 of the line.  The line expired on February 1, 2008 and was converted to a note payable due January 31, 2009 and then extended to April 2, 2009.  The note was further extended and converted to a demand note on July 2, 2009.  Principal is payable at $30,000 per month.  All prior requirements of the original note still exist and 100% of JLSC’s stock is pledged as collateral.  Should this note be called for payment and the Company is not able to obtain an extension or alternative financing, it could impair the Company’s liquidity and force it to reduce or curtail operations.  See Note 8.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2009 and 2008, accounts payable, accrued expenses and other liabilities consisted of the following:

	Year ended December 31,
	2009	2008

Trade accounts payable	$1,311,874	$1,101,366
Accrued payroll	2,088,489	1,282,490
Payroll taxes payable	2,287,834	112,298
EKN settlement accrual	534,517	872,000
Accrued legal	233,124	564,135
Accrued interest on notes payable	647,728	356,899
Other accrued expenses and liabilities	1,482,100	951,179

TOTAL	$8,585,666	$5,240,367

12. DUE TO CLEARING ORGANIZATIONS

At December 31, 2009 the balance due to clearing organizations includes $1,276,205 owed to EFG's former clearing firm under a promissory note with the clearing broker.  A total of $500,000 of this amount represents a fee charged by the clearing firm to enter into the promissory note agreement.  This promissory note memorialized our previous agreement with the clearing broker which precludes them from collecting this note from EFG.  The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity.  The note is personally guaranteed the Company’s Chairman and President and CEO.  The note is also collateralized by warrants held by the Company and by all of the share ownership currently held by EFH Partners, Inc.

13. EQUITY MARKET MAKING TRADING REVENUES, NET

Trading revenues, net includes equity market making revenues which consist of net realized and net unrealized gains and losses on securities traded for the Company's own account.  Trading revenues, net are generated from the difference between the price paid to buy securities and the amount received from the sale of securities.  Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses. Gains or losses are recorded on a trade date basis.  Trading revenues, net consisted of the following.

	Year ended December 31,
	2009	2008
Net realized gains and losses	$2,245,559	$6,121,720

Unrealized gain/(loss)	(14,348)	247,898

Trading income, net	$2,231,211	$6,369,618

14. INVESTMENT BANKING INCOME

Investment banking income consists of cash fees and warrants or other securities received as payment for our investment banking services.  The Black-Scholes valuation model is used to estimate the fair value of the warrants received.  The assumptions for the Black-Scholes valuations are as follows.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Risk free interest rate:	0.2 to 2.7%	0.3 to 1.6%
Volatility:	66% -785%	5% -735%
Dividend rate:	None	None
Expected life:	1 – 5 years	1 – 5 years

The volatility of stock prices underlying these warrants can result in significant price fluctuations in short periods of time.  These fluctuations in the value of the warrants results in warrant gains or losses.  Investment banking revenues consisted of the following:

	Year ended December 31,
	2009	2008
Investment banking fees	$2,297,885	$2,778,153
Gains/(Loss) from warrants	2,022,430	(419,725)
	$4,320,315	$2,358,428

Gains and losses:

Realized gains	$1,552,857	$281,516

Unrealized Gain/(losses)	469,573	(701,241)

	$2,022,430	$(419,725)

15. GAIN ON SETTLEMENTS

In May 2008, the Company entered into settlement agreements with two former officers.  The agreements included offsetting receivables owed to us totaling $675,297 against the note payable by us to the former officers totaling $861,105.  As part of his settlement agreement one of the former officers also received the rights to certain investment banking engagements and transferred 524,118 shares of our common stock to the Company.  The Company recorded the stock received as $733,765 of treasury stock valued at the closing market price ($1.40 per share) on the date it entered into the settlement agreement.  The gain recognized on these transactions totaled $806,744 after deduction of $112,829 of accelerated discount amortization related to the canceled notes payable.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

16. EARNINGS (LOSS) PER SHARE

The calculation of net income (loss) per share is as follows:

	Year Ended December 31,
	2009	2008
Numerator for loss per share:
Net loss	$(7,074,043)	$(15,773,491)
Preferred stock dividends	(307,826)	(272,593)

Loss attributable to common stockholders	$(7,381,869)	$(16,046,084)

Denominator for loss per share:
Basic and diluted weighted-average shares:	30,365,265	19,506,828

Basic and diluted loss per share:
Basic loss per share	$(0.24)	$(0.82)

Diluted loss per share	$(0.24)	$(0.82)

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

At December 31, 2009 and 2008, the Company had potentially dilutive common shares attributable to the following:

	Year Ended December 31,
	2009	2008
Warrants	9,231,266	7,024,242
Stock options	1,989,522	3,611,366
Convertible preferred stock Series C,F and G	3,554,285	3,615,987
Convertible notes	6,408,840	2,597,124
Warrants subscribed	648,821	293,812

	21,832,734	17,142,531

17. EQUITY

For the year ended December 31, 2009 and 2008, the Company recorded the following stock, option and warrant transactions:

During 2009, JLI entered into binding Subscription Agreements to sell a total of 7,305,548 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 1,715,099 shares of common stock for an aggregate subscription amount of $3,550,000. The shares of common stock were priced during the year at prices ranging from $0.33 to $0.58 per share, which were based upon the closing price on the dates of the subscription agreements. The warrants are exercisable after six months from the date of issue at prices ranging from $0.38 to $0.63 per share, subject to limited anti-dilution protection for capital changes and similar events. The subscribers are to receive one warrant, priced at $0.125 per warrant, for each of the four shares of Common Stock subscribed.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In November and December 2009 the Company issued 8,652,114 shares of stock subscribed in 2008 and 2009, along with warrants to purchase an additional 2,257,024 shares.

During 2009 the Company issued a total of 802,447 shares of common stock in exchange for legal services valued at $330,000.

From August through October 2008 the Company received stock subscriptions for common stock totaling $732,499 for a stock offering to be completed during the second quarter of 2009.

As of August 7, 2008, the Company entered into binding Subscription Agreements to sell 205,554 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 51,388 shares of common stock for an aggregate subscription amount of $175,000. Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008.  The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited anti-dilution protection for capital changes and similar events.  The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed.  The Subscription Agreements were entered into pursuant to a private placement to accredited investors.

In July 2008, the Company entered into binding Subscription Agreements to sell 1,096,695 shares of common stock, par value $0.01 per share at $1.06 per share, the closing price on July 11, 2008 for an aggregate subscription amount of $1,162,497.

On June 12, 2008, the Company entered into binding Subscription Agreements to sell 969,696 shares of common stock, par value $0.01 per share, and five-year warrants to purchase a total of 242,424 shares of common stock for an aggregate subscription amount of $1,000,000.  Each share of common stock was priced at $1.00 per share, the closing price on June 11, 2008.  The warrants are exercisable after six months from the date of issue at a price of $1.20 per share, subject to limited anti-dilution protection for capital changes and similar events.  The subscribers are to receive one warrant, priced at $0.125 per warrant, for each four shares of Common Stock subscribed.  The Subscription Agreements were entered into pursuant to a private placement to accredited investors.  Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.  None of the shares of common stock will be issued until the American Stock Exchange has approved their listing.

On May 13, 2008, the Company entered into binding Subscription Agreements to sell 1,219,363 shares of common stock, par value $0.01 per share along with five-year warrants to purchase a total of 304,841 shares of common stock for an aggregate subscription amount of $1,038,105.  Each share of common stock was priced at $0.8201 per share, the closing price on May 12, 2008.  The warrants are exercisable after six months from the date of issue at a price of $0.9841 per share, subject to limited antidilution protection for capital changes and similar events.  The investors received one warrant, priced at $0.125 per warrant, for each four shares of Common Stock received.  The agreements were entered into pursuant to a private placement to accredited investors.  Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.

On April 9, 2008, the Company entered into binding Subscription Agreements to sell 7,739,938 shares of common stock, par value $0.01 per share, at a price of $0.646 per share, the closing price on April 9, 2008, for an aggregate amount of $5,000,000.  The agreements were entered into pursuant to a private placement to accredited investors.  Pursuant to the terms of the agreements, the investors have demand rights to register the purchased shares for resale.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

As of March 3, 2008, the Company entered into agreements to sell $1,997,495 of units in a private placement to accredited investors.  Each unit consisted of one share of Series G 10% Subordinated Cumulative Convertible Preferred Stock, par value $0.01 per share, and five-year warrants to purchase 1,470 shares of the Company's Common Stock, par value $0.01 per share.  Each share of Series G Preferred Stock is initially convertible into 1,470 shares of Common Stock, subject to limited antidilution protection for capital changes and similar events.  The warrants became exercisable after six months from the date of issue at a price of $0.816 per share, subject to limited antidilution protection for capital changes and similar events.  The initial conversion price of the Series G Preferred Stock is $0.68 per share, the closing price of the Company's common stock on March 3, 2008.  The agreement also includes our agreement to register all shares of the common stock underlying the units.  Pursuant to the terms of the transaction, the Company may pay partial liquidated damages in the amount of 1% per month of the purchase price, subject to a cap of an overall aggregate payment of 6% of the purchase price, upon any failure to (a) file a registration statement with the Securities and Exchange Commission within 30 days after the closing date of the transaction, or 30 days after filing its annual report on Form 10-K, whichever is later, or (b) register all shares of common stock underlying the units within 120 days of the closing date.

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

In May 2008, the Company received 524,118 shares of its common stock which we recorded as $733,765 of treasury stock valued at $1.40 per share.

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

During 2008, 38,568 shares of our common stock were issued for warrants exercised.

During 2008, we incurred expenses related to our stock offerings totaling $88,183.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The table below outlines the conversion price of all outstanding convertible issues, both debt and equity:

Convertible Issues	Outstanding Shares	Preferred Dividend Rate	Convertible to Common Shares	Conversion Price
Series C participating, cumulative convertible preferred stock, 8000 shares authorized, liquidation preference at the $100 per share stated value.	7,062	7.5%	353,100	$2.00

Series F participating, cumulative convertible preferred stock, 877,000 shares authorized, liquidation preference at the $3.25 per share stated value.	719,825	4.0%	719,825	$3.25

Series G participating, cumulative convertible preferred stock, 4000 shares authorized, liquidation preference at the $1000 per share stated value.	1,688	10.0%	2,481,360	$0.68

Totals	728,575		3,554,285

18. STOCK OPTIONS

The Company currently has two stock option plans in effect, the Amended and Restated 2000 Incentive Compensation Plan and the 2007 Incentive Compensation Plan (collectively the "Plans").  The Plans are designed to serve as incentives for retaining directors, key employees, and other outside advisors or consultants.  Stock options, stock appreciation rights and restricted stock options may be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the Board of Directors.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes stock option activity for the years ended December 31, 2009 and 2008:

	2009		2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,962,522	$2.20	4,360,822	$2.83
Granted	-	-	625,000	1.28
Exercised	-	-	-	-
Cancelled	(973,000)	2.48	(2,023,300)	2.94
Outstanding at end of year	1,989,522	2.17	2,962,522	2.20

Exercisable at end of year	1,897,855	2.17	2,345,402	2.23

Weighted average fair value of options granted during the year	$0.00		$0.84

Of the stock options outstanding at December 31, 2009, 730,000 vested immediately upon grant, 566,522 vest over a two year period from the date of grant, and 693,000 vest over a three year period from the date of grant.  Of the stock options outstanding at December 31, 2008, 865,000 vested immediately upon grant, 1,065,000 vest over a two year period from the date of grant, 1,029,000 vest over a three year period from the date of grant and 3,000 vest over a five year period from the date of grant. At December 31, 2009 there were 957,500 stock options that were offered to employees but not approved and granted by the Company’s Board of Directors.

The Company did not grant any options during 2009.  The Company granted options to purchase 625,000 shares of the Company's common stock to officers and key employees during 2008, at a weighted average exercise price of $1.88.  Of the 625,000 options granted in 2008, 325,000 options were granted to employees, 100,000 were granted to an officer who was a member of the Board of Directors, and 200,000 were granted to outside members of the Board of Directors.  A total of 425,000 options vest immediately and 200,000 options vest annually over a two year period.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes stock options at December 31, 2009:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.01 – 2.00	1,380,000	7.46	$1.66	1,321,667	7.57	$1.66
2.01 – 3.00	315,000	8.41	2.40	281,667	8.82	2.36
3.01 – 4.00	8,522	6.62	3.38	8,522	6.62	3.38
4.01 – 5.00	286,000	5.66	4.34	286,000	5.66	4.34

19. EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the "Plan"), provided to our employees, that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986.  To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old.  The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law.  The Plan also provides that the Company may match employee contributions to the Plan.  The Company did not make any contributions to the Plan during the years ended December 31, 2009 and 2008.

The Company has a second Plan which is provided to the employees of JLSC.  The JLSC 401(k) retirement plan conforms to and qualifies under articles 401 and 501 of the Internal Revenue Code of 1986.  Employees are able to elect to reduce their salary by a specific percentage or dollar amount and have that amount contributed on a pre-tax basis as a salary deferral.  Employees are eligible to participate as of date of hire but must wait for "entry" until the first day of the next Plan year quarter after eligibility.  The amount of salary deferral during any year for a Plan Participant cannot exceed the dollar limit imposed by applicable federal law.  The Plan also provides that JLSC may match employee contributions to the plan. JLSC has not made any contributions to the Plan since its acquisition by the Company.

20. INCOME TAXES

The federal and state income tax provision (benefit) for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	-	-
State	-	-
	-	-

Total provision (benefit) for income taxes	$-	$-

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Based on current operations and future projections management believes that the potential future tax benefits represented by the deferred tax assets of $16,001,000 will be realized.  However, in light of the current economic environment, management believes it is prudent to provide an additional valuation allowance of $3,685,000 at December 31, 2009.

The components of the Company's deferred tax assets at December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$15,425,000	$11,572,000
Stock compensation	433,000	362,000
Unrealized gains (losses) on warrants received for investment banking services	143,000	187,000
Deferred tax assets	16,001,000	12,121,000

Deferred tax liabilities:
Depreciation and amortization	(55,000)	(68,000)
Amortization of intangibles	(1,496,000)	(1,288,000)

Deferred tax liabilities	(1,551,000)	(1,356,000)

Net deferred tax assets before valuation allowance	14,450,000	10,765,000
Less: Valuation allowance	(12,333,000)	(8,648,000)

Net deferred tax assets	$2,117,000	$2,117,000

The Company has net operating and capital loss carryforwards for federal tax purposes of approximately $38,600,000 which expire in years 2022 through 2030.  The amount deductible per year is limited to approximately $576,000 on carryforward losses of approximately $4.4 million and unlimited on the remaining carryforward losses under current tax regulations.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

	2009	2008
Computed tax at the federal statutory rate of 34%	$(2,405,000)	$(5,218,000)
State taxes, net of federal benefit	(157,000)	(332,000)
Operating loss carryforwards	2,491,000	317,000
Valuation allowance	109,000	2,558,000
Amortization of intangibles	(181,000)	(59,000)
Non-deductible compensation	60,000	317,000
Unrealized gains (losses) on warrants received for investment banking services	37,000	237,000
Other non-deductible expenses	46,000	116,000
	$-	$-

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

21. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company and its subsidiaries lease branch offices and office facilities under operating lease agreements. Lease expense totaled $2,071,740 and $2,298,045 for the years ended December 31, 2009 and 2008, respectively.  In addition, the Company has various equipment operating leases.

The following is a schedule by year of future lease commitments:

Year Ending
December 31,	Offices	Equipment	Total
2010	$1,964,838	$100,898	$2,065,736
2011	1,050,501	19,878	1,070,379
2012	629,629	10,410	640,039
2013	508,010	-	508,010
2014	426,214	-	426,214
Thereafter	46,494	-	46,494
	$4,625,686	$131,186	$4,756,872

Regulatory and Legal Matters

A former employee has filed a claim against the Company in the amount of $5 million alleging employee discrimination.  The Company intends to defend this claim vigorously and in the opinion of management, based on its discussions with legal counsel, the outcome of this claim will not result in a material adverse affect on the financial position or results of operations of the Company or its subsidiaries.

On November 12, 2008, EFG received notice from FINRA that an arbitration award had been awarded against EFG for $772,000 plus costs and fees of approximately $80,000.  On December 31, 2008, EKN and EFG entered into a settlement agreement which addressed the payment and satisfaction of the award.  EFG and EKN agreed that the terms of that settlement would remain confidential.  Such settlement agreement was amended in 2010, see Note 27 below.

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

Empire Financial Group, Inc. vs Penson Financial Services, Inc.
On January 15, 2009, the Company announced that EFG had filed a $25 million arbitration claim against one of its clearing brokers, Penson Financial Services, Inc., a NASDAQ listed company, its CEO, Phil Pendergraft, its President, Daniel Son and its Chairman, Roger Engemoen.  Empire’s causes of action include extortion, civil theft, conspiracy, tortuous interference with contractual relationships and aiding and abetting breach of fiduciary duty.  The claims relate to the assistance Penson provided in connection with a fraud perpetrated upon Empire, Penson’s collusion with a “raid” of Empire’s global execution services business, and Penson’s inappropriate demands for payments in connection with EFG’s closure by FINRA in April 2008.  Penson has filed various counterclaims seeking damages, collections, etc.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Empire further alleges that Penson sought to profit by making false statements to FINRA, Empire’s primary regulator, in the interest of closing the firm.  Thereafter, Penson demanded payments of over $1 million before Empire could reopen.  Penson has also seized a $1.6 million clearing deposit of Empire’s as well as commission revenue. As a result of these acts, the brokerage firm has sustained significant harm.  EFG has sued to recover the clearing deposit.

Jesup & Lamont Securities, Inc. vs Penson Financial Services, Inc.
On February 12, 2009 the Company filed a $500,000 claim against Penson Financial Services, Inc. seeking temporary restraining order against use of JLSC clearing deposit and return of such funds.

American Stock Exchange Listing

On February 11, 2008, the Company received notice from the American Stock Exchange that it is not in compliance with certain standards for continued listing contained in Section 121(B)(2)(c) of the AMEX Company Guide, which require that the Company must maintain a Board of Directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.  In its notice, the American Stock Exchange gave the Company until May 12, 2008 to regain compliance with continued listing standards.  The Company has complied with this requirement.

22. OFF BALANCE SHEET RISKS

Clearing Arrangements.

The Company does not carry accounts for customers or perform custodial functions related to customers' securities.  The Company introduces all of its customer transactions to its clearing brokers, who maintain the customers' accounts and clear/settle such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for the Company’s market making and proprietary securities transactions.  These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing brokers, as the Company has agreed to indemnify its clearing brokers for any resulting losses.  The Company continually assesses risk associated with each customer who is on margin credit and evaluates the recognition of an estimated loss when the collection from the customer is doubtful.

Customer Claims, Litigation and Regulatory Matters.

In the normal course of business, the Company has been and continues to be the subject of civil actions and arbitrations arising out of customer complaints relating to normal business activities of its subsidiaries, or as an employer resulting from operational business activities.

The Company has sold securities which it does not currently own and therefore will be obligated to purchase the securities at a future date.  The Company has recorded these obligations in the financial statements at December 31, 2009 and 2008 at the market values of the securities and may incur a loss if the market value increases subsequent to December 31, 2009 or 2008, respectively.  The occurrence of any off-balance sheet losses could impair the Company’s liquidity and force it to dramatically alter or curtail operations.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

23. CONCENTRATION OF CREDIT RISKS

The Company is engaged in various trading, market making and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions.  In the event counterparties do no fulfill their obligations, the Company may be exposed to risk.  The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument.  It is the Company’s policy to review, as necessary, the credit standing of each counter party.

The Company’s cash in bank accounts, at times, may exceed the Federal Deposit Insurance Corporation ("FDIC") insurable limit of $250,000.  The Company has not experienced any previous losses due to this condition.

24. NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

Currently, the Company’s operating broker-dealer subsidiary, JLSC, is subject to the requirements of the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, does not exceed 15 to 1.  Net capital and related ratio of aggregate indebtedness to net capital, as defined, may fluctuate on a daily basis.

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

At December 31, 2009, JLSC had net capital of $614,413, which was $280,283 in excess of the minimum net capital requirement.  JLSC’s ratio of aggregate indebtedness to net capital was 8.15 to 1 as of December 31, 2009.  JLSC is exempt from Rule 15c3-3 because all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

25. RELATED PARTY TRANSACTIONS

The following is a discussion of certain relationships and related transactions for the year ended December 31, 2009.  In the opinion of management, the terms of these transactions were as fair to the Company as could have been made with unrelated parties.

One of the Company stockholders made a short term loan to the Company of $900,000 in November, 2009.  This note is guaranteed by another Company stockholder, whose Managing Director is JLSC Chief Executive Officer.  See Note 9 above.

We extended a $1 million short term note that was originally issued on March 1, 2006 to EFH Partners, LLC.  During 2008, certain payments were made against the note and the balance remaining at December 31, 2009, was $222,500.  This note was extended to a new maturity date of April 1, 2009 and then modified to become due on demand.  The note bears interest at 4%, and is subordinated to all other debt.

In April 2008, the Company entered into a short tem note with a Company stockholder.  The note was for $1 million and the interest rate on the note was 8%.  The initial term of the loan was six months but was extended at year end.  The maturity date for the loan was December 31, 2009 and has since become payable upon demand.  The balance of the note at December 31, 2009 was $850,000.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In 2009, two stockholders of the Company forgave the interest due to them on notes payable in the amount of $230,613. This is reflected as an increase in additional paid in capital on the accompanying statement of changes in stockholders equity.

26. LIQUIDITY MATTERS/GOING CONCERN CONSIDERATIONS

The Company incurred losses and negative cash flows from operations for the year ended December 31, 2009 and 2008.  The results of the Company’s operations have been adversely impacted due to the general downturn of the market and economic conditions; the ceasing of business of EFG in November 2008 due to an adverse litigation settlement; the migration of activity from one clearing firm to another; the start-up of fixed income activities; the costs of rebuilding a retail branch network and costs of building an equity research platform.

The Company’s plan for future operations has several different aspects.  The Company has reduced its overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and  reworked compensation arrangements to improve profit margins . In addition, the Company has taken and will continue to take  steps to increase revenues as  outlined below:

•	Increase the Company’s trading revenue by adding additional stocks in which we make a market;
•	Expand the Company’s trading capabilities by establishing fixed income trading desks that serve both institutional and retail clients;
•	Expand the Company’s institutional trading activities by continuing to add quality trading personnel with existing institutional clients;
•	Continue to recruit quality registered representatives;
•	Expand the Company’s offering of proprietary financial products to its retail and institutional customers;
•	Continue to look for and close acquisitions of similar businesses;
•	Added an option team in the late part of 2009

In addition, the Company plans to raise additional capital through either equity or debt offerings. In 2009 and 2008 the Company was able to raise approximately  $9 million and $15 million, respectively through a combination of equity and debt offerings and has raised  an additional  $1,651,000 in 2010. In connection with its proposed merger (see note 27),  the Company intends to raise $8 million of additional equity capital, which it believes will protect itself against any further negative consequences.

If the Company’s plans change, or its assumptions change or prove to be inaccurate, or if  available cash otherwise proves to be insufficient to implement its business plans, the Company may require additional equity or debt financing.  Given the uncertain economic environment and the pressure that the financial sector has been under, the Company cannot predict whether additional funds will be available in adequate amounts.  If funds are needed but not available, the Company’s business may need to be altered or curtailed.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

27. SUBSEQUENT EVENTS

The following are material subsequent events reflected in the accompanying financial statements.

During the first quarter of 2010 the Company offered a private placement financing of a maximum of $4,000,000 to purchase units at $1.40 consisting of 4 shares of common stock and 1 warrant to purchase 1 share of common stock at $0.35.  As of March 26, 2010 $1,651,000 has been subscribed for and has been remitted to the Company.

During February 2010 the Company announced a plan of merger with Tri-Artisan Partners LLC.  The transaction is subject to the approval of the Company’s Board of Directors, Securities and Exchange Commission, the NYSE Amex and FINRA.  The transaction is expected to close in the third quarter 2010.

During February 2010 the Company settled for $600,000 a dispute with a current note holder and shareholder where the Company has agreed to repurchase the note payable to shareholder of $400,000, stock that had been subscribed to of $125,000, and accrued interest of $75,000.  The Company has received a subscription of $75,000 from another party to purchase a portion of the original stock subscribed.

During February 2010 EKN, a counterparty to a settled arbitration matter with EFG attempted to obtain a temporary restraining order on the Company and JLSC to collect the monies due on its settlement with EFG of $667,000.  In March 2010 the Company settled this matter with EKN for $500,000.

During March 2010 the Company entered into a lease for office space in New York, NY.  The Company expects to relocate its business in April 2010.  The lease term is from March 3, 2010 through August 31, 2017.  The Company is obligated to pay a fixed minimum rent at the following annual rates: (i) $941,590 per annum from March 3, 2010 to August 31, 2013 and (ii) $999,534 per annum from September 1, 2013 through August 31, 2017.