Form 10-Q
period 2010-03-31
JESUP & LAMONT, INC.
filed 2010-05-17
CIK 1094320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F Street, NE
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

623 Fifth Avenue, 17th Floor New York, New York 10022

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

As of May 11, 2010 there were 42,633,010 shares of common stock, par value $0.01 per share, outstanding.

JESUP & LAMONT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Financial Condition at March 31, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	[Removed and Reserved]	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets

Cash and cash equivalents	$340,392	345,170
Bank certificate of deposit	2,022,174	2,014,102
Marketable securities owned, at market value	16,959	23,288
Securities not readily marketable, at estimated fair value	697,165	946,080
Commissions and other receivables from clearing organizations	1,621,804	1,559,391
Other receivables	2,176,081	2,437,989
Securities borrowed under a secured demand note	225,000	225,000
Deposits at clearing organizations	771,578	1,312,294
Prepaid expenses and other assets	1,388,954	959,710
Notes receivable, net of allowance of $561,000	1,301,273	1,370,984
Deferred tax asset	2,117,000	2,117,000
Furniture and equipment, net	645,236	669,974
Goodwill	13,272,165	13,272,165
Intangible assets - customer lists and trademarks	4,043,943	4,072,875

Total assets	$30,639,724	31,326,022

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$9,997,283	8,360,666
Due to clearing organizations	1,338,528	1,314,213
Accrued preferred stock dividends	712,126	753,394
Securities sold, but not yet purchased, at market value	179,712	170,892
Secured demand note payable	225,000	225,000
Notes payable	16,044,285	16,332,091

Total liabilities	28,496,934	27,156,256

Stockholders' equity
Convertible preferred stock, series F, and G
$.01 par value, 1,000,000 shares authorized
698,437 issued and outstanding and
728,575 issued and outstanding	6,984	7,285
Common stock, $.01 par value, 100,000,000 shares authorized
33,163,330 shares issued and outstanding
and 32,548,715 issued and outstanding	331,633	325,487
Less: Treasury Stock	(733,765)	(733,765)
Capital stock subscribed	3,251,000	1,585,000
Additional paid-in capital	43,399,399	43,275,707
Accumulated deficit	(44,112,461)	(40,289,948)

Total stockholders' equity	2,142,790	4,169,766

Total liabilities and stockholders' equity	$30,639,724	31,326,022

See accompanying notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

JESUP & LAMONT, INC. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2010	2009

Revenues
Commissions and fees	$8,594,237	5,541,397
Equity market making trading revenues, net	826,565	383,381
Investment banking income	1,156,371	413,910
Net gain (loss) on securities received for banking services	(295,087)	168,431

	10,282,086	6,507,119

Expenses
Employee compensation and benefits	7,123,415	4,959,831
Commissions, clearing and execution costs	3,328,787	2,304,581
General and administrative	2,934,437	1,789,402
Communications and data processing	197,540	144,541

	13,584,179	9,198,355

Loss from operations	(3,302,093)	(2,691,236)

Other income (expenses)
Interest income	8,427	360
Abandonment of premises	(106,289)	-
Interest expense	(349,158)	(236,789)
	(447,020)	(236,429)

Net loss	(3,749,113)	(2,927,665)

Accrued preferred stock dividends	(73,400)	(91,483)

Net loss applicable to common shareholders	$(3,822,513)	(3,019,148)

Basic and diluted net loss per share applicable to common
shareholders:

Net loss per share-basic	$(0.10)	(0.10)

Net loss per share diluted	$(0.10)	(0.10)

Weighted average shares outstanding:
Basic	39,158,433	28,933,076

Diluted	39,158,433	28,933,076

See accompanying notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

JESUP & LAMONT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,749,113)	(2,927,665)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	118,645	124,413
Unrealized (gain) loss on securities	307,491	(165,231)
Stock compensation expense	73,605	107,475
Abandonment of premises	106,289	-
Allowance for notes receivable	-	100,000
Notes receivable amortization	98,203	55,556
Deferred rent	66,149	3,528
Accrued interest income on certificate of deposit	(8,072)	-
(Increase) decrease in operating assets:
Commissions receivable from clearing organizations	(62,413)	16,351
Deposits at clearing organizations	540,716	(1,945,173)
Other receivables	206,660	149,777
Marketable trading account securities, net	3,001	(1,028,277)
Prepaid expenses and other assets	(429,244)	(130,662)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	1,455,442	1,371,817
Payable to clearing organizations	24,315	785,223
Securities sold, not yet purchased	8,820	57,411
Total adjustments	2,509,607	(497,792)

Cash used in operating activities	(1,239,506)	(3,425,457)

Cash flows from investing activities
Purchases of furniture and equipment	(49,264)	(87,211)
Payments on notes receivable	34,508	-
Issuance of notes receivable	(63,000)	(582,932)

Total cash used in investing activities	(77,756)	(670,143)

Cash flows from financing activities
Payments of notes payable	(703,516)	(250,000)
Proceeds from notes payable	400,000	-
Proceeds from 9% convertible debenture	-	2,000,000
Proceeds from common stock subscribed	1,616,000	1,989,980
Total cash provided in financing activities	1,312,484	3,739,980

Net decrease in cash and cash equivalents	(4,778)	(355,620)

Cash and cash equivalents at beginning of period	345,170	410,840

Cash and cash equivalents at end of period	$340,392	55,220

Supplemental cash flow information:

Interest paid	$260,992	161,130

Supplemental disclosures of non-cash investing
and financing activities:
Accrued preferred stock dividends, net of payments	$73,400	91,483

Conversion of Series C preferred stock to common	$6,000	-

Issuance of stock to pay preferred dividends	$105,931	-

See accompanying notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1. Description of Business and Basis of Presentation

ORGANIZATION AND OPERATIONS - The accompanying financial statements include the accounts of Jesup & Lamont, Inc. ("JLI" or the "Company"), a Florida Corporation, and its wholly-owned subsidiaries, Empire Financial Group, Inc. ("EFG"), Empire Investment Advisors, Inc. ("EIA"), and Jesup & Lamont Securities Corporation ("JLSC").  All intercompany transactions and accounts have been eliminated in consolidation.

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

The Company's executive offices are located at 623 Fifth Ave., New York, NY with independent registered representatives throughout the United States.  JLSC's main offices are in New York City.

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual financial statements in conformity with GAAP. The Statement of Financial Condition at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”), filed with the SEC, for additional disclosures and a description of the Company’s accounting policies.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

FAIR VALUE MEASUREMENT – Financial and non-financial assets and liabilities are measured at their fair value.  Assets are valued at fair value determined based on the assets highest and best use.  Non-financial assets are valued based on the price that would be received in a current exchange transaction.  The fair value of liabilities is generally determined assuming the liability is transferred to a market participant.  When quoted market prices for liabilities are not available, the Company measures such liabilities at their present value.  GAAP has established a framework for measuring fair value that is based on a hierarchy which prioritizes the inputs to valuation techniques according to the degree of objectivity necessary.  The fair value hierarchy of the inputs to valuation techniques used to measure fair value is divided into three broad levels of objectivity:

•	Level 1 input is quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

•	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

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

The Company has no Level 2 Assets at March 31, 2010 or December 31, 2009.  The Company had no material changes in its valuation techniques for the quarter ended March 31, 2010.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.  The reported amounts of goodwill are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for Goodwill and Other Intangible Assets is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill impairment

INCOME TAXES - The Company accounts for income taxes using the liability method in accordance with GAAP.  Tax benefits or expenses are recognized based on the temporary differences between the tax basis and financial basis of its assets and liabilities.  Therefore deferred income tax assets and liabilities represent the tax effects differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the future tax benefits from deferred tax assets will not be realized.

The Company evaluates tax positions to determine whether the benefits of tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. For such tax positions, the Company recognizes the largest amount of the benefit that will likely be realized upon ultimate settlement.  The Company does not recognize any portion of the benefit in the financial statements related to tax positions that are not likely of being sustained upon audit.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

3. SECURITIES BORROWED UNDER A SECURED DEMAND NOTE AND SECURED DEMAND NOTE PAYABLE

In August 2009, the Company entered into a $225,000 secured demand note with an employee under which the employee has pledged securities to the Company that fully collateralizes the secured demand note payable.  As of March 31, 2010 such securities had an approximate value of $334,575.  The secured demand note matures on October 2, 2012 and accrues interest at 5% per annum to be paid quarterly.

4. MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Marketable securities owned and securities sold, but not yet purchased, are carried at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  The Company categorizes and measures its assets and liabilities in accordance with the three-level fair value hierarchy as specified by GAAP.

The following tables present the Company’s assets measured at fair value, according to the GAAP hierarchy criteria, on a recurring basis as of March 31, 2010 and December 31, 2009.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Fair Value Measurements
As of March 31, 2010

	Level 1	Level 2	Level 3	Total

Assets

Marketable securities owned	$16,959	$-	$-	$16,959
Securities not readily marketable	-	-	697,165	697,165

Totals	$16,959	$-	$697,165	$714,124

Liabilities

Securities sold, but not yet purchased	$179,712	$-	$-	$179,712

Fair Value Measurements
as of December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets

Marketable securities owned	$23,288	$-	$-	$23,288
Securities not readily marketable	-	-	946,080	946,080

Totals	$23,288	$-	$946,080	$969,368

Liabilities

Securities sold, but not yet purchased	$170,892	$-	$-	$170,892

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable (level 3) during the quarter ended March 31, 2010 and December 31, 2009.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Level 3 Financial Assets and Liabilities
Principle Transaction

Periods Covered	Beginning Balance	Unrealized Gains and (Losses) Related to Assets Held at Year End	Purchases, Issuances, and Settlements	Ending Balance
March 31,2010
Assets

Marketable securities owned	$946,080	$(308,794)	$59,879	$697,165

December 31,2009
Assets

Marketable securities owned	$531,265	$(152,906)	$567,721	$946,080

5. SHARE BASED COMPENSATION

The Black-Scholes option valuation model is used to estimate the fair value of the options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  Options issued under the Company's option plan have characteristics that differ from traded options.  There were no stock options granted for the three months ended March 31, 2010.  The principal assumptions used in applying the Black-Scholes model for options granted are as follows:

	2010	2009
Expected dividend yield:	None	None
Risk free interest rate:	3.5%	3.5%
Expected life:	4 – 8 years	4 – 8 years
Expected volatility:	58% - 112%	58% - 112%

Volatility is a measure of the amount by which the Company's common stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility).

6. NOTES RECEIVABLE

The Company has made advances to certain registered representatives in various offices.  The resulting notes receivable balance at March 31, 2010 and December 31, 2009 was $1,301,273 and $1,370,984, respectively.  Some of these notes receivable are forgivable based on the employees attaining certain defined revenue production levels and/or being employed by the Company on a future date.  The Company has provided an allowance of $561,000 on notes receivable as of March 31, 2010 for notes due from terminated employees.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

7. INTANGIBLE ASSETS

At March 31, 2010 and December 31, 2009, intangible assets consisted of the following:

	March 31,	December 31,
	2010	2009

Goodwill (indefinite useful life)	$13,272,165	$13,272,165

Trademarks (indefinite useful life)	$3,282,077	$3,282,077

Customer List (10 year life)	$1,157,266	$1,157,266

Less: accumulated amortization	(395,400)	(366,468)
Net Customer list	$761,866	$790,798

Amortization expense for intangible assets totaled $28,932 and $28,931 for the three months ended March 31, 2010 and 2009, respectively.

The estimated annual aggregate amortization expense related to amortizable intangible assets for the five succeeding fiscal years is as follows:

Year ending December 31,	Amortization
2010	$115,727
2011	115,727
2012	115,727
2013	115,727
2014	115,727

We performed an impairment test of our intangible assets as of December 31, 2009, and determined we had no impairment of intangible assets at that date.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

8. NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009, consisted of the following:

		2010	2009
●	Convertible notes payable to investors, interest payable quarterly at an annual rate of 6.5%. The notes mature March 28, 2012 and are convertible into common stock at $2.39 per share.	$5,757,158	$5,757,158
●	Unsecured note payable to a bank, interest payable monthly at an annual rate of 3.8%, maturing on May 28, 2010. (a)	2,100,000	2,100,000
●	Unsecured note payable to Legent Clearing LLC, interest at a base annual rate of prime plus 4.25%, with a maturity of November 3, 2018. Principal and interest repaid at $55,000 per month (increased to $75,000 per month in January 2010)	1,613,385	1,697,997
●	Convertible debenture payable to a shareholder, interest at an annual rate of 9%. The note matures February 26, 2014, and is convertible into common stock at $0.50 per share.	2,000,000	2,000,000
●	Unsecured notes payable to the stockholders of Jesup & Lamont Holding Corporation (former parent of JLSC). The notes accrue interest at an annual rate of 4.0%. Interest is payable annually, and the principal is payable at maturity on October 1, 2011.	1,327,675	1,327,675
●	Note payable to bank at an annual rate of LIBOR plus 10% (currently 10.29%) due on demand with monthly principal payments of $30,000. Converted from a line of credit as explained in Note 9 below.	689,449	779,449
●	Unsecured note payable to an investor payable on demand.	400,000	-
●	Unsecured note payable to a shareholder with no interest currently charged, due in April 2011	500,000	900,000
●	Short term note payable to a shareholder, with interest at an annual rate of 8%, originally due on April 2, 2009 but extended to December 31, 2009; has since become payable on demand	850,000	850,000
●	Unsecured note payable, interest is payable quarterly at an annual rate of 10%, with a maturity of June 7, 2010. (a)	265,000	265,000
●	Unsecured note payable to a shareholder, principal and interest at an annual rate of 15%, due at maturity date of January 16, 2009; has since become payable on demand.	275,000	400,000
●	Subordinated note payable to EFH Partners, a shareholder, with interest at an annual rate of 20%, originally payable at maturity on February 17, 2007. The note was extended to April 1, 2009 at a 4% annual interest rate and then modified to become due on demand and is subordinated to notes payable to banks.	222,500	222,500
●	Unsecured note payable which accrues interest at an annual rate of 5%. Principal and interest payable on demand.	66,534	66,534
●	Unsecured operating notes payable to various vendors at prevailing market rates. Due dates range from 2010 to 2013	77,112	81,017
Total principal payable		16,143,813	16,447,330
Less: unamortized discount on note to stockholders of Jesup & Lamont Holding Corporation		(99,528)	(115,239)

Total notes payable net of discount		$16,044,285	$16,332,091

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(a) the Company is in discussion with holders of these notes to extend the maturity date of them.

The annual maturities of principal on the notes payable are as follows:

Year ending December 31	Principal	Interest
2010 (remainder)	$3,527,315	$812,668
2011	3,408,268	681,382
2012	7,195,792	274,717
2013	12,437	180,000
2014	2,000,000	210,000
Thereafter	-	-

Total	$16,143,812	$2,158,767

Interest on these notes totaled $333,430 and $221,018 for the three months ended March 31, 2010 and 2009, respectively.

9. NOTE PAYABLE TO BANK

On January 31, 2007, the Company obtained a $2 million credit line from Fifth Third Bank.  Under the credit line agreement, we pledged 100% of EFG's and JLSC's stock as collateral.  At December 31, 2007, the Company had drawn $1,999,450 of the line.  The line expired on February 1, 2008 and was converted to a note payable due January 31, 2009 and then extended to April 2, 2009.  The note was further extended and converted to a demand note on July 2, 2009.  Principal is payable at $30,000 per month and the balance due at March 31, 2010 is $689,449,   See Note 8.  All prior requirements of the original note still exist and 100% of JLSC’s stock is pledged as collateral.  Should this note be called for payment and the Company is not able to obtain an extension or alternative financing, it could impair the Company’s liquidity and force it to reduce or curtail operations.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

At March 31, 2010 and December 31, 2009, accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2010	2009

Trade accounts payable	$1,596,433	$1,311,874
Accrued payroll	2,586,224	2,088,489
Payroll taxes payable	2,998,567	2,287,834
Arbitration settlements accrual	592,712	635,517
Accrued legal	243,124	233,124
Accrued interest on notes payable	682,666	647,728
Other accrued expenses and liabilities	1,297,557	1,381,100

TOTAL	$9,997,283	$8,585,666

11. DUE TO CLEARING ORGANIZATIONS

At March 31, 2010 the balance due to clearing organizations includes $1,300,520 owed to EFG's former clearing firm under a promissory note with the clearing firm.  A total of $500,000 of this amount represents a fee charged by the clearing firm to enter into the promissory note agreement.  This promissory note memorialized our previous agreement with the clearing firm which precludes them from collecting this note from EFG.  The note bears interest at the Broker's Call Rate plus 2.45%. The note may be paid at anytime but has no defined maturity.  The note is personally guaranteed the Company’s Chairman and President.  The note is also collateralized by warrants held by the Company and by all of the share ownership currently held by EFH Partners, Inc.

12. EQUITY MARKET MAKING TRADING REVENUES, NET

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

	Three Months Ended March 31,
	2010	2009
Net realized gains and losses	$829,893	$389,078

Unrealized gain/(loss)	(3,328)	(5,697)

Trading income, net	$826,565	$383,381

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13. INVESTMENT BANKING INCOME

Investment banking income consists of cash fees and warrants or other securities received as payment for our investment banking services.  The Black-Scholes valuation model is used to estimate the fair value of the warrants received.  The assumptions for the Black-Scholes valuations are as follows.

	2010	2009
Risk free interest rate:	0.2 to 2.7%	0.2 to 2.7%
Volatility:	66% -785%	66% -785%
Dividend rate:	None	None
Expected life:	1 – 5 years	1 – 5 years

The volatility of stock prices underlying these warrants can result in significant price fluctuations in short periods of time.  These fluctuations in the value of the warrants results in warrant gains or losses.  Investment banking revenues consisted of the following:

	Three months ended March 31,
	2010	2009
Investment banking fees	$1,156,371	$413,910
Gains/(Loss) from warrants	(295,087)	168,431
	$861,284	$582,341

Gain and loss:

Realized gains	$9,076	$-

Unrealized Gain/(loss)	(304,163)	168,431

Net Gain/(loss)	$(295,087)	$168,431

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

14.  EARNINGS (LOSS) PER SHARE

The calculation of net income (loss) per share is as follows:

	Three Months Ended March 31,
	2010	2009
Numerator for loss per share:
Net loss	$(3,749,113)	$(2,927,665)
Preferred stock dividends	(73,400)	(91,483)

Net loss attributable to common stockholders	$(3,822,513)	$(3,019,148)

Denominator for loss per share:
Basic and diluted weighted-average shares:	39,158,433	28,933,076

Basic and diluted loss per share:
Basic loss per share	$(0.10)	$(0.10)

Diluted loss per share	$(0.10)	$(0.10)

The Company’s net loss attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options, warrants, and convertible securities causes the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive.  Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this “anti-dilutive” effect.

At March 31, 2010 and 2009, the Company had potentially dilutive common shares attributable to the following:

	As of March 31,
	2010	2009
Warrants	9,450,775	7,024,242
Stock options	1,979,022	3,421,522
Convertible preferred stock Series F and G	2,937,193	3,615,987
Convertible notes	6,408,840	6,597,124
Warrants subscribed	2,395,045	1,998,272

	23,170,875	22,657,147

15. EQUITY

During the three months ended March 31, 2010 the Company received and recorded stock subscriptions totaling $1,616,000 for stock offerings to be completed during the second quarter of 2010.  There were no shares issued related to subscriptions during the quarter ended March 31, 2010.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The table below outlines the conversion price of all outstanding convertible preferred stock issues:

Convertible Issues	Outstanding Shares	Preferred Dividend Rate	Convertible to Common Shares	Conversion Price

Series F participating, cumulative convertible preferred stock, 877,000 shares authorized, liquidation preference at the $3.25 per share stated value.	696,913	4.0%	696,913	$3.25

Series G participating, cumulative convertible preferred stock, 4000 shares authorized, liquidation preference at the $1,000 per share stated value.	1,524	10.0%	2,240,280	$0.68

Totals	698,437		2,937,193

16. STOCK OPTIONS

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

Of the stock options outstanding at March 31, 2010, 730,000 vested immediately upon grant, 566,522 vests over a two year period from the date of grant, and 693,000 vests over a three year period from the date of grant.  At December 31, 2009 there were 957,500 stock options that were offered to employees but not approved and granted by the Company’s Board of Directors.

The Company did not grant any options during the first quarter ended March 31, 2010 and during the year ended December 31, 2009.

17. EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the "Plan"), provided to our employees, that qualifies as a deferred salary arrangement under Section 401(d) of the Internal Revenue Code of 1986.  To participate in the Plan, an employee of the Company must have at least three months of full time service with the Company and be at least 18 years old.  The amount of salary deferral during any year for a Plan participant cannot exceed the dollar limit imposed by applicable federal law.  The Plan also provides that the Company may match employee contributions to the Plan.  The Company did not make any contributions to the Plan during the quarter ended march 31, 2010.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

18. INCOME TAXES

The current loss for the three months ended March 31, 2010 results in an increase in the Company’s net operating loss carryforward and causes the net deferred tax assets to increase by $1,444,000 to $15,894,000 at March 31, 2010 from $14,450,000 at December 31, 2009.  Management increased the valuation allowance to $13,777,000 or a net of $2,117,000, resulting in no deferred taxes for the three months ended March 31, 2010.

The Company has net operating loss carry forwards for federal tax purposes of approximately $38,600,000 which expire in years 2022 through 2030.  The amount deductible per year is limited to $576,000 on carryforward losses of approximately $4.4 million and unlimited on the remaining carryforward losses under current tax regulations.

19. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company and its subsidiaries lease branch offices and office equipment under operating lease agreements. Lease expense totaled $900,011 and $462,787 for the three months ended March 31, 2010 and 2009, respectively.

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

On November 12, 2008, EFG received notice from FINRA that an arbitration award had been awarded against EFG for $772,000 plus costs and fees of approximately $80,000.  On December 31, 2008, EKN and EFG entered into a settlement agreement which addressed the payment and satisfaction of the award.  EFG and EKN agreed that the terms of that settlement would remain confidential.  Such settlement agreement was amended in March 2010 for $500,000.

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Customer Complaints and Arbitration

The Company's subsidiaries' business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty.  In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.  In the ordinary course of business, the Company operating through its subsidiaries and its principals are, and may become a party to additional legal or regulatory proceedings or arbitrations.  Except as discussed below, the Company is not currently involved in any additional legal or regulatory proceeding or arbitrations, the outcome of which is expected to have a material adverse impact on the Company's business.

Legal Proceedings

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

Jesup & Lamont Securities Corp. vs Penson Financial Services, Inc.

On February 12, 2009 the Company filed a $500,000 claim against Penson Financial Services, Inc. seeking temporary restraining order against use of JLSC clearing deposit and return of such funds.

20. OFF BALANCE SHEET RISKS

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Customer Claims, Litigation and Regulatory Matters.

In the normal course of business, the Company has been and continues to be the subject of civil actions and arbitrations arising out of customer complaints relating to normal business activities of its subsidiaries, or as an employer resulting from operational business activities.

The Company has sold securities which it does not currently own and therefore will be obligated to purchase the securities at a future date.  The Company has recorded these obligations in the financial statements at March 31, 2010 and December 31, 2009 at the market values of the securities and may incur a loss if the market value increases subsequent to March 31, 2010 or December 31, 2009, respectively.  The occurrence of any off-balance sheet losses could impair the Company’s liquidity and force it to dramatically alter or curtail operations.

21.	CONCENTRATION OF CREDIT RISKS

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

22.	NET CAPITAL REQUIREMENTS AND VIOLATIONS OF BROKER DEALER SUBSIDIARIES

Currently, the Company’s operating broker-dealer subsidiary, JLSC, is subject to the requirements of the Net Capital Rule of the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, JLSC has elected to calculate its minimum net capital requirements under the alternative method (fixed amount of $250,000), therefore it is exempt from the requirement that the ratio of aggregate indebtedness to net capital, both as defined, does not exceed 15 to 1.  Net capital, as defined, may fluctuate on a daily basis.

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

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

At March 31, 2010, JLSC had net capital of $771,652, which was $521,652 in excess of the minimum net capital requirement.  JLSC’s ratio of aggregate indebtedness to net capital was 2.24 to 1 as of March 31, 2010.  JLSC is exempt from Rule 15c3-3 because all customer transactions are cleared through other broker-dealers on a fully-disclosed basis.

23.	LIQUIDITY MATTERS/GOING CONCERN CONSIDERATIONS

The Company incurred losses and negative cash flows from operations for the quarter ended March 31, 2010 and year ended December 31, 2009.  The results of the Company’s operations have been adversely impacted due to the general downturn of the market and economic conditions, the start-up of fixed income activities; the costs of rebuilding a retail branch network and the costs of enhancing the Company’s equity research capabilities.

The Company’s plan for future operations has several different aspects.  The Company has reduced its overhead costs by combining tasks which helped eliminate positions, restructured various contracts with vendors to lower general and administrative expenses and reworked compensation arrangements to improve profit margins. In addition, the Company has taken and will continue to take steps to increase revenues as outlined below:

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

In addition, the Company plans to raise additional capital through either equity or debt offerings. In the quarter ended March 31, 2010 and year ended December 31, 2009 the Company was able to raise approximately $1.6 million and $9 million, respectively through equity offerings.  In connection with its proposed merger, the Company intends to raise additional equity capital, which it believes will protect itself against any further negative consequences.

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

JESUP & LAMONT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

24.	SUBSEQUENT EVENTS

The following are material subsequent events reflected in the accompanying financial statements.

During April 2010 the Company received adverse decisions in two legal/arbitration matters which caused the Company to recognize approximately $210,000 of additional expenses.  The Company had accrued $100,000 for one of the matters that had been previously settled but where the Company violated the settlement agreement and, as a consequence, the claimant was able to obtain a default judgment for approximately $260,000 which the Company fully paid in May 2010.  The other matter was an arbitration award based upon the Company’s failure to respond to a request for information from FINRA.  As a result FINRA sanctioned the Company and the Claimant was awarded damages of $60,000.  The Company is attempting to vacate such award but has recorded the liability pending the outcome of this matter.

During April 2010, the Company issued 5,075,000 stock options to employees which were approved by the Board of Directors.

During May 2010 the Company received approval from the NYSE Amex to issue approximately 9.3 million shares related to the capital subscriptions on the Company’s books as of March 31, 2010.  The Company is in the process of getting those shares issued through its transfer agent.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as previously filed with the Securities and Exchange Commission (the “SEC”). Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K for the year ended December 31, 2009.

This Form 10-Q contains statements about future events and expectations which are "forward looking statements". Any statement in this Form 10-Q that is not a statement of historical fact may be deemed to be a forward looking statement. Forward-looking statements represent our judgment about the future and are not based on historical facts. These statements include: forecasts for growth in the number of customers using our service, statements regarding our anticipated revenue, expense levels, liquidity and capital resources and other statements including statements containing such words as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or "plan" and similar expressions or variations. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, fluctuations in market prices, competition, changes in securities regulations or other applicable governmental regulations, technological changes, management disagreements and other factors described under the heading "Factors affecting our operating results, business prospects, and market price of stock" contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as previously filed with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “JLI,” "we," "us," or "our" refer to the business of Jesup & Lamont, Inc. and its wholly-owned subsidiaries.

COMPANY OVERVIEW

We were incorporated in Florida in February 2000. Our business is conducted through our wholly owned subsidiary, Jesup & Lamont Securities Corporation (JLSC). In 2010, the Company is transitioning its investment advisory and asset management services to Empire Investment Advisors (EIA) which will be doing business as Jesup & Lamont Advisors.

Empire Financial Group, Inc. (EFG) was founded in 1992 and acquired by Jesup & Lamont Inc. (JLI) (formerly known as Empire Financial Holding Company) in 2000. On November 12, 2008, EFG was out of compliance with the SEC's Net Capital Rule 15c3-1 and, accordingly, ceased conducting a securities business, other than liquidating transactions, while remaining out of compliance with this rule. EFG's out of compliance condition was caused by an arbitration award against it for $772,000 plus costs and fees of approximately $100,000, notice of which was received by EFG on November 12, 2008.  On November 10, 2006, effective as of November 1, 2006, we acquired Jesup & Lamont Securities Corporation. Effective January 2, 2008, we changed the name of Empire Financial Holding Company to Jesup & Lamont, Inc., accordingly, the following discussion and analysis of our financial condition and results of operations is based on the combined results of these businesses.

JLSC is our financial brokerage services subsidiary providing brokerage services to full service retail and institutional customers. We provide employees and independent registered representatives and advisors back office, clearance, compliance, accounting and administrative services. We provide retail customers access to useful financial products and services through our website, and by telephone and electronic systems. Our customers may, upon request, also receive advice from our brokers regarding equities, fixed income products, mutual funds and fixed and variable insurance products. We also provide securities execution and market making services to both institutional and retail customers.  Execution services involve buying or selling securities and providing such filled orders to purchase or sell securities received from unaffiliated broker dealers on behalf of their retail customers. We typically act as riskless principal in these transactions and derive our net trading revenues from the difference between the price paid when a security is bought and the price received when that security is sold.  Market price fluctuations could result in reduced revenues or trading losses which could adversely affect the Company’s profitability.

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

RESULTS OF OPERATIONS:

The three months ended March 31, 2010 were a continuation of 2009.  The Company has emphasized revenue growth and strategic diversification from retail brokerage and market making to include institutional equities and fixed income.  The Company’s relationship with a new clearing firm in early 2009 has given our institutional fixed income and equities activities that were commenced in 2008 and 2009, respectively, capability to grow and mature into profitable activities.  During the first three months of 2010 the Company’s revenues, excluding revenues earned related to investment banking, hit a three year high of $9.4 million.  The Company continues to brand and build its activities as offering a full line of services to retail and institutional clients.  As the US stock markets have recovered off of their 2009 lows, the economy continues to be driven by the United States government introducing healthcare reform and encouraging financial service companies to begin lending to consumers while beginning to influence compensation at major banks in the financial services industry.

As larger financial service firms have recovered from their stock price lows and have repaid the US government, they have begun to hire and retain top tier revenue producing personnel.  Consequently in the three months ended March 31, 2010 the Company hired less than 20 retail revenue producers because the competition for talent is increasing.  On the institutional activities the Company hired several revenue producers who focused on international fixed income and had relationships with larger size asset management firms that value research ideas.  The Company’s transition from a year ago of hiring new registered representatives as employees versus independent contractors for its retail network is complete.  The Company continues to struggle with controlling its compensation as a percentage of revenue.  In an effort to avoid providing for large up-front advance payments, the Company has continued to offer above market pay-out rates in the retail network.  During the three months ended March 31, 2010 the Company has focused on providing strategic coverage in research and accordingly reduced its industry coverage and sector coverage by downsizing its research personnel.

Total revenues for the three months ended March 31, 2010 increased $3,774,967 or 58%, to $10,282,086 from $6,507,119 for the three months ended March 31, 2009.

	Three Months Ended March 31,			%
	2010	2009	Difference	Change
Revenues	$10,282,086	$6,507,119	$3,774,967	58%
Less: Independent Contractors	$(2,286,189)	$(1,179,174)	$(1,107,015)	94%
Less: Independent Sales Group	$-	$(510,264)	$510,264	-100%
Revenues, net	$7,995,897	$4,817,681	$3,178,216	66%

The Company’s revenue growth, net of independent contractors and sales groups was $3.2 million or 66%.  The breakdown of the mix of 2010 revenues between business lines is more balanced then a year ago with no one product area contributing more than 50% of the revenues.

Operating expenses for the three months ended March 31, 2010 and 2009 were $13,584.179 and $9,198,355, respectively, an increase of $4,385,824 or 47%.  The details are described in more detail below:

Commissions, clearing and execution costs for the three months ended March 31, 2010 increased $1,024,206, or approximately 44%, to $3,328,787 from $2,304,581 for the same period in 2009. The following table compares these costs for 2010 and 2009, removing the payments to independent contractors and independent sales groups:

	Three Months Ended March 31,			%
	2010	2009	Difference	Change
Commissions, clearing and execution costs	$3,328,787	$2,304,581	$(1,024,206)	-44%
Less: Independent Contractors	$(1,692,881)	$(847,745)	$845,136	-100%
Less: Independent Sales Group	$-	$(481,792)	$(481,792)	100%
Commissions, clearing and execution costs, net	$1,635,906	$975,044	$(660,862)	-68%

The remaining commissions, clearing and execution costs have increased by $0.6 million or 68% versus prior year.  Such increase is in line with the revenue increase for the three months ended March 31, 2010.

Employee compensation and benefits for the three months ended March 31, 2010 and 2009 were $7,123,415 and $4,959,831, respectively.  Such increase is due to higher revenues from a year ago which led to increased commissions being incurred and a marginal increase in the number of support personnel that receive salaries.

	Three Months Ended March 31,			%
	2010	2009	Difference	Change
Salaries and wages	$2,135,234	$2,017,522	$(117,712)	-6%
Employee commissions	4,440,775	2,725,556	$(1,715,219)	-63%
Employee benefits	547,406	216,753	$(330,653)	-153%
Total	$7,123,415	$4,959,831	$(2,163,584)	-44%

Employee count	200	164

General and administrative and communication and data processing expenses increased $1,198,034 or approximately 62%, to $3,131,977 from $1,933,943 for the three months ended March 31, 2009. This increase was primarily due to legal and professional costs incurred and, to a lesser extent, to the increased number of offices from a year ago, most notably, Boca Raton, Ft. Lauderdale, Hoboken, Stamford, and Beverly Hills.  The base rent cost of these offices is approximately $108,000 for the quarter ended March 31, 2010.  In addition during the quarter ended March 31, 2010 the Company incurred arbitration awards of approximately $200,000 and legal costs in its on-going matters of $280,000.  The Company also has incurred other professional fees for the quarter of $300,000 relating to new businesses that the Company entered into in the later part of 2009 (options), consultants working with management in improvement of processes and documentation of such processes and external advisor costs which were higher than a year ago.  As a percentage of total expenses, general and administrative expenses were 23% and 21% for the three months ended March 31, 2010 and 2009, respectively.

Other income (expenses) was ($447,020) for the three months March 31, 2010 as compared to ($236,429) for the three months ended March 31, 2009 an increase in net expense of ($210,591) or 89%.  The principal reasons for the increase in net expense is due to increased borrowing costs on the Company’s increasing debt level and the costs of closing offices in Edison, New Jersey, Wilmington, Delaware and Uniondale, New York.

For the three months ended March 31, 2010, we reported a net loss applicable to common stockholders of $3,822,513, or $0.10 per basic and diluted share, as compared to a net loss applicable to common stockholders of $3,019,148, or $0.10 per basic and diluted share for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash have been from new financings consisting of private placements of stock, and debt offerings.  Our historical use of funds has been for operations, and payment of debt.  As of March 31, 2010, we had $30,639,724 in total assets, of which, $6,177,410 or approximately 20% consisted of cash or assets readily convertible into cash, securities owned and receivables from clearing brokers, which include interest bearing cash balances held with our clearing organization. At March 31, 2010, we had liabilities due within one year totaling $15,267,838.

Operating Activities

Net cash used in operations for the three months ended March 31, 2010 was $1,239,506 as opposed to net cash used in operations for the same period in 2009 of $3,425,457.  The loss from operations accounted for most of the operating cash used.   Other significant items that reduced the loss from operations was an increase in accounts payable, accrued expenses and other liabilities of $1,455,442, and a decrease in deposits at clearing organizations of $540,716.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 was $77,756. We invested $49,264 to purchase furniture and equipment, and invested $63,000 in the form of notes receivable from registered sales representatives while having $34,508 of the notes receivables to registered representatives have been repaid.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2010 was $1,312,484. We raised $1,616,000 and $400,000 from the sale of common stock subscriptions and new loans, respectively, and made payments of $703,516 against notes payable.

Prospective Liquidity Requirements

The focus of management is to increase our profitability by focusing on more profitable business activities while exiting activities that are marginal.  We also focus on continued expense reductions to better align our expenses with our revenue and new business model.  We continue to review and where prudent reduce our overhead costs by combining tasks which help provide economy of scale, where possible restructure contracts with vendors to reduce general and administrative expense as a percentage of revenues and modify compensation to registered representatives to improve profit margin in our retail unit.  In addition to reducing costs we have taken several steps to increase revenue as outlined below:

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

As a result of the above, we believe the historical operating losses may continue in the near term but will not continue in the long term, whereby our equity and debt financings to provide operating cash would be reduced.

Our plans also include raising additional cash from equity offerings for operations as well as to pay off substantial amounts of our liabilities.  Raising additional capital will also allow us to increase our broker dealer’s net regulatory capital which we believe will lead to attracting larger scale customers that provide greater margins to our business. During the three months ended March 31, 2010, we raised a total of $1,616,000 and $400,000 from equity and debt financings, respectively.  We cannot predict whether additional funds will be available in adequate amounts or on acceptable terms in the future.

The Company has reached an agreement-in-principle for a combination transaction with Tri-Artisan Capital Partners, LLC, a New York based merchant bank engaged primarily in private equity investment and mergers and acquisitions advisory services for corporate, private equity sponsor and institutional investor clients. The transaction is subject to negotiation and execution of definitive agreements, Board and shareholder approvals of Jesup & Lamont and unitholder approvals of Tri-Artisan, and required regulatory approvals. The transaction also contemplates, as a condition of closing, completion of an equity capital raise to fund the combined company’s growth plan. Board of Directors and management positions will be equally shared in the combined firm, with Steve Rabinovici serving as Jesup Lamont TriArtisan’s Chairman, and Alan Weichselbaum and Gerald H. Cromack as Co-Chief Executive Officers of the combined firm.  The combined firm will, upon closing of the transaction, be renamed and do business as Jesup Lamont TriArtisan, Inc. The transaction is anticipated to close in the third quarter of 2010.

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

We have sold securities which we do not currently own and therefore will be obligated to purchase the securities at a future date. We have recorded these obligations in our financial statements at March 31, 2010 at the market value of the securities and will incur a loss if the market value increases subsequent to March 31, 2010. The occurrence of these off-balance sheet losses could impair our liquidity and force us to reduce or curtail operations.

We are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do no fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counter party. We have performed a company wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at March 31, 2010 will not have a material adverse effect on our consolidated financial position or results of operations.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our December 31, 2009 Annual Report on Form 10-K.

ACCOUNTING FOR CONTINGENCIES

We accrue for contingencies, based on events that have occurred, when it is probable that a liability has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of loss.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

JLI is a “smaller reporting company,” as defined in Regulation S-K of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to respond to this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Footnote 19 of the Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010 JLI sold 4,617,143 shares of common stock by receiving stock subscriptions totaling $1,616,000 for a stock offering to be issued during the second quarter of 2010.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[Removed and Reserved]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JESUP & LAMONT, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Alan Weichselbaum
Alan Weichselbaum,
Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)